Form 10-Q
period 1996-09-30
FLORIDA PANTHERS HOLDINGS INC
filed 1996-12-23
CIK 1020905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1996

                                           OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from                to
                                       ---------------   ------------------

                           Commission File No. 0-21435


                         FLORIDA PANTHERS HOLDINGS, INC.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          FLORIDA                                     65-0676005
-------------------------------                  --------------------
(State or Other Jurisdiction of                  (IRS Employer
Incorporation or Organization)                    Identification No.)

100 NORTHEAST THIRD AVENUE, SECOND FLOOR
FORT LAUDERDALE, FLORIDA                                33301
----------------------------------------            ----------
(Address of Principal Executive Offices)            (Zip Code)

       Registrant's Telephone Number, Including Area Code: (954) 768-1900

         Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES                    NO   X
                          ---                     ---

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,320,678 shares of Class A Common Stock par value $.01, per share and 255,000 shares of Class B Common Stock, par value $.01 per share, were outstanding as of December 23, 1996.




                                  Page 1 of __
                            Exhibit Index at Page __

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                         FLORIDA PANTHERS HOLDINGS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                                                     September 30, 1996
                                                                                            ---------------------------------------
                                   ASSETS                                 June 30,                                    Pro-forma
                                                                           1996                    Historical          (Note 3)
                                                                       --------------         ------------------   ----------------
Current Assets:
       Cash and equivalents ........................................         $    465               $ 11,126          $ 11,126
       Accounts receivable .........................................            3,119                  1,357             1,300
       Prepaid expenses and other ..................................              172                  1,563             1,564
                                                                             --------               --------          --------
              Total current assets .................................            3,756                 14,046            13,990

Property and equipment, net ........................................              972                  1,377             1,377
Franchise cost, net of accumulated amortization of $1,823 and
       $1,975 at June 30, 1996 and September 30, 1996, respectively            22,489                 22,337            22,337
Player contract acquisition costs, net of accumulated amortization of $19,180 and $19,746 in June 30, 1996 and September 30,
       1996 respectively ...........................................            6,507                  5,941             5,941
Investment in Miami Arena operating contract .......................            8,886                  8,790             8,790
Other assets .......................................................            5,150                  6,484             5,984

                                                                             ========               ========          ========
       Total assets ................................................         $ 47,760               $ 58,975          $ 58,419
                                                                             ========               ========          ========

                             LIABILITIES AND SHAREHOLDER EQUITY

Current Liabilities:
       Deferred revenue ............................................         $    988               $ 16,502          $ 16,502
       Note payable-related party ..................................           40,172                 40,963                 0
       Related party debt ..........................................           20,000                 20,000            20,000
       Accounts payable and accrued expenses .......................            2,313                  3,449             2,898
       Other current liabilities ...................................            4,313                  3,226             3,226

                                                                             --------               --------          --------
             Total current liabilities .............................           67,786                 84,140            42,626

Long-term debt .....................................................           25,000                 25,000            25,000
Other non-current liabilities ......................................            3,277                  3,484             3,484
Shareholders' Equity:
       Partners' deficit, net ......................................          (55,443)               (60,652)                0
       Class A Common Stock, $.01 par value, 100,000,000 shares
           authorized and 5,020,678 shares issued and outstanding...                0                      0                50
       Class B Common Stock, $.01 par value, 10,000,000 shares
            authorized and 255,000 shares issued and outstanding....                0                      0                 3
       Contributed capital .........................................            7,140                  7,003           (12,744)

                                                                             --------               --------          --------
              Total shareholders' equity ...........................          (48,303)               (53,649)          (12,691)

                                                                             ========               ========          ========
       Total liabilities and shareholders' equity ..................         $ 47,760               $ 58,975          $ 58,419
                                                                             ========               ========          ========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                         FLORIDA PANTHERS HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ( In thousands, except per share data)


                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                        1995                  1996
                                                     ----------            ----------
Revenue ..........................................      $   836              $ 1,167
                                                        -------              -------


Cost of revenue ..................................        4,441                4,160
                                                        -------              -------

Amortization & depreciation ......................        1,363                  911

                                                        -------              -------
     Net operating loss ..........................       (4,968)              (3,904)

Interest and other,  net .........................        1,076                1,370

                                                        -------              -------
     Net loss ....................................      ($6,044)             ($5,274)
                                                        =======              =======


Pro-forma data (2):
 Net loss per share ..............................      ($ 1.15)             ($ 1.00)
                                                        =======              =======

 Weighted average shares outstanding .............        5,276                5,276
                                                        =======              =======



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         FLORIDA PANTHERS HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                     Three Months Ended September 30,
                                                                -----------------------------------------
                                                                       1995                    1996
                                                                --------------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss ...................................................          ($ 6,044)             ($ 5,274)
  Adjustments to reconcile net loss to net cash
     used for operating activities-
         Depreciation and amortization .......................             1,363                   911
         Deferred compensation ...............................                25                  (163)
         Minority interest ...................................                (4)                  (34)
  Changes in operating assets and liabilities-
         Accounts receivable .................................               446                 1,762
         Prepaid expenses and other assets ...................            (5,506)               (2,731)
         Accounts payable and accrued expenses ...............               840                 1,195
         Deferred revenue and other liabilities ..............            12,303                14,827

                                                                        --------              --------
              Net cash provided by operating activities ......             3,423                10,493
                                                                        --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................               (51)                 (494)

                                                                        --------              --------
              Net cash used in investing activities ..........               (51)                 (494)
                                                                        --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable-related party ...................            (3,500)                    0
    Increase to note payable-related party ...................               746                   791
    Payment of dividends-Decoma ..............................              (119)                  (73)
    Distribution to minority interests-Decoma ................               (43)                  (56)

                                                                        --------              --------
              Net cash used in financing activities ..........            (2,916)                  662
                                                                        --------              --------

              Net increase in cash and equivalents ...........               456                10,661

Cash at beginning of period ..................................             1,237                   465
                                                                        ========              ========
Cash at end of period ........................................          $  1,693              $ 11,126
                                                                        ========              ========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         FLORIDA PANTHERS HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (in thousands of dollars)


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Florida Panthers Holdings, Inc. (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for the interim periods presented are not indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 relating to the initial public offering ("the Offering") of 7.3 million shares of Class A Common Stock which was completed November 13, 1996, the Company's Registration Statement on Form S-1, pertaining to the 5,020,678 shares of Class A Common Stock owned by H. Wayne Huizenga ("Mr. Huizenga") and the Company's Current Report on Form 8-K filed on December 23, 1996.

         The accompanying statements of operations cover the three month periods ended September 30, 1996 and 1995. For financial reporting purposes, the Company recognizes all hockey related revenues and expenses over the course of the hockey season on a per game basis. With the NHL regular season beginning in early October, the first quarter ending on September 30 generally includes limited revenues and reflects a loss attributable to various team operating and administrative expenses incurred in the quarter. Based on the present NHL regular season schedule, which extends from early October through mid April, most of the Company's revenues and expenses will be reported in the second and third quarters. In the event the Panthers participate in the playoffs, the Company will realize additional revenue and incur additional expenses during the fourth quarter.

2.       INITIAL PUBLIC OFFERING SUBSEQUENT TO SEPTEMBER 30, 1996

         The Company was formed on July 3, 1996 in connection with the Offering. Pursuant to an agreement, the Company acquired all of the partnership interests of the Florida Panthers Hockey Club, Ltd. (the "Partnership") in exchange for 4,149,710 shares of its Class A Common Stock and 255,000 shares of its Class B Common Stock. Additionally, the Company acquired all of the outstanding stock of Decoma Investment, Inc. I (formerly BIL Development, Inc.), and Decoma Investment, Inc. II (formerly Linbeck Miami Corporation), (collectively, "the Decoma Entities") in exchange for 870,968 shares of its Class A Common Stock. Collectively, these transactions are referred to as the Reorganization.

         The net proceeds from the sale of such stock totaled approximately $67.3 million. Shortly after the completion of the Offering, $45.0 million of the net proceeds of the Offering was used to repay its indebtedness outstanding under the two term loans (which were used to pay the Company's cost of acquiring its NHL franchise). The remaining $22.3 million will be used for general working capital, including funding of net operating losses.

         Common Stock Outstanding after the Offering:
         --------------------------------------------
         Class A Common Stock       12,320,678 shares
         Class B Common Stock          255,000 shares
                                    ----------
         Total                      12,575,678 shares
                                    ==========

3.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated statements of operations present the combined results of operations of the Partnership and the Decoma Entities for the periods presented. The accompanying unaudited condensed consolidated balance sheets present the combined financial position of the Partnership and the Decoma Entities as of June 30 and September 30, 1996. The Company's unaudited condensed consolidated pro-forma balance sheet as of September 30, 1996 reflects adjustments to the Company's historical financial position to give effect to the transactions in connection with the Reorganization, as if such transactions had been consummated as of September 30, 1996.

         Pro-forma weighted average shares outstanding includes the 5,275,678 shares issued in accordance with the provisions of the Reorganization as if the Reorganization had occurred at the beginning of the periods presented. Such Pro-forma weighted average shares outstanding do not include the 7.3 million shares offered and sold to the public.


4.       SUBSEQUENT 8-K FILING

         On December 22, 1996, the Company entered into two definitive agreements (the "Exchange Agreements"), relating to the acquisition by the Company of direct and indirect ownership interests in each of the Hyatt
Regency Pier 66 Resort & Marina and the Bahia Mar Beach Resort, in exchange for 4,450,000 shares and 3,950,000 shares of Panthers Class A Common Stock, respectively (the "Exchanges"). The consummation of each of the Exchanges is subject to various conditions, including obtaining the approval of the holders of a majority of the shares of the Company's Common Stock entitled to vote thereon. The financial statements included herein do not reflect any aspects of the Exchanges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain of the data contained herein may include forward-looking information and actual results could differ from that set forth below. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-1 relating to the Offering, and the Registration Statement on Form S-1 filed by the Company, pertaining to the 5,020,678 shares of Class A Common Stock owned by Mr. Huizenga, and the Form
8-K filed on December 22, 1996.

OVERVIEW

         The Company, through the Florida Panthers Hockey Club, Ltd., owns and operates the Florida Panthers, a professional hockey team (the "Panthers") of the National Hockey League (the "NHL"). Additionally, the Company owns Arena Development Company Ltd., a Florida limited partnership formed for the purpose of developing a new multi-purpose, state-of-the-art sports and entertainment center (the "Broward County Civic Arena") in Broward County, Florida, and Arena Operating Company Ltd., a Florida limited partnership formed for the purpose of managing and operating the Broward County Civic Arena. Through its ownership of Decoma Investment, Inc. I ("Decoma I") and Decoma Investment, Inc. II ("Decoma II"), the Company also owns approximately 78% of the partnership interests in Decoma Miami Associates Ltd., a Florida limited partnership ("Decoma") which operates the Miami Arena in which the Panthers currently play.

         For financial reporting purposes, the Company recognizes all hockey related revenues and expenses over the course of the hockey season on a per game basis. With the NHL regular season beginning in early October, the first quarter ended September 30 generally includes limited revenues and reflects a loss attributable to various general and administrative expenses incurred in the quarter. Based on the present NHL regular season schedule, which extends from early October through mid April, most of the Company's revenues and expenses will be reported in the second and third quarters. In the event the Panthers participate in the playoffs, the Company will realize additional revenue and incur additional expenses during the fourth quarter.

RESULTS OF OPERATIONS

         The following discussion compares the results of operations of the Company and its subsidiaries on a consolidated basis, for the three months, or quarter, ended September 30, 1996 compared with the three months, or quarter, ended September 30, 1995.

         Revenue. Revenues during the first quarter ended September 30, 1996 consisted primarily of ticket and concession sales earned during the Panthers' exhibition season. During the exhibition season, the Company retains all revenues from Panthers' home games and shares the revenue for certain exhibition games played at neutral sites. Revenues increased 40%, or approximately $330,000, mainly because the current year's exhibition season consisted of five games in which the Panthers shared revenues, as compared to four games in the last year's exhibition season. All broadcasting and advertising revenues are recognized during the regular season and therefore were zero in the three month period presented.

         Cost of Revenue. Total cost of revenue decreased 6%, or approximately $280,000. During the quarter ended September 30, 1996, the Panthers terminated the contract of one player giving rise to a one time $100,000 buyout cost. During the quarter ended September 30, 1995, the Panthers terminated the contract of three players giving rise to buyout costs that totaled approximately $800,000. There were no other player salary costs during the three months ended September 30, 1996 and 1995 since such costs are expensed during the regular hockey season. Offsetting this $700,000 decrease in cost of revenue was an increase of approximately $210,000 in the cost of the current season's exhibition and training camps and an increase of approximately $190,000 in various selling, general and administrative expenses.

         Depreciation and Amortization. Depreciation and amortization decreased by 33%, or approximately $450,000. The Company was required to pay a $50.0 million franchise fee to the NHL when the expansion franchise was granted, of which approximately $25.7 million was allocated to the contracts of players selected in the 1993 expansion draft and is being amortized over the estimated useful lives of such contracts, which have been determined to be approximately six years. The remaining portion of the franchise fee is being amortized over 40 years. Amortization of player contracts decreased by approximately $480,000 in the three months ended September 30, 1996 as compared with the three months ended September 30, 1995 because the unamortized base of players contracts was reduced by approximately $3.1 million during the quarter ended June 30, 1996 to better reflect current values of remaining player contracts. As of September 30, 1996, the remaining unamortized portion of player contracts (which will be amortized through the remaining useful lives of such player contracts), was approximately $5.9 million and will be completely amortized by May, 1999.

         Interest and Other, Net. Net interest and other costs increased by 27%, or approximately $295,000, primarily as a result of the increase in net interest costs relating to the accumulated borrowings from Mr. Huizenga which were used to fund operating losses.


LIQUIDITY AND CAPITAL RESOURCES

         All net operating losses of the Partnership have been financed primarily with loans from Mr. Huizenga since the formation of the franchise in December of 1992. Such loans, including interest thereon accrued through September 30, 1996 totaled approximately $41.0 million. This entire cumulative advance has subsequently been exchanged to shares of Class A Common Stock as part of the reorganization and formation of the Company (See Footnote 2 within Notes to Unaudited Condensed Consolidated Financial Statements).

         Net cash provided by operating activities during the three months ended September 30, 1996 and 1995 were approximately $10.5 million and $3.4 million, respectively. Cash flow from financing activities primarily consisted of borrowings and repayments of the loans from Mr. Huizenga. The Company does not anticipate borrowing any additional funds from Mr. Huizenga following the consummation of the Offerings. Capital expenditures of approximately $494,000 and $51,000 were made during the three month periods ended September 30, 1996 and 1995, respectively.

         Additionally, as of September 30, 1996, the Company had two term loans outstanding, totaling approximately $45.0 million. The funds from these loans were used to finance a portion of the $50.0 million NHL expansion franchise fee paid in June 1993. The loan agreements contain certain financial covenants regarding the financial performance of the Company, certain reporting requirements, a limitation on the amount of annual capital expenditures and limitations on the assumption of additional debt. The loan agreements also provide for repayment of all debt in the event of a material adverse change in the business or a change in control. Substantially, all of the Company's assets are pledged as collateral for amounts borrowed under the loan agreements. As of September 30, 1996, the Company was in compliance with all of the requirements of the term loans.

         Net proceeds from the Offering totaled approximately $67.3 million. Subsequent to the Offering, $45.0 million of the net proceeds was used to repay the Company's indebtedness outstanding under the two term loans. The Company plans on utilizing the remaining $22.3 million for general working capital purposes which includes funding of net operating losses. Such remaining net proceeds have been invested in short-term, investment grade, interest bearing investments.

         The Company is in the process of negotiating a new credit facility. It is anticipated that the new credit facility will provide for a line of credit up to $50.0 million and will be secured by all tangible and intangible assets of the Company. The new credit facility is expected to limit the Company's ability to pay cash dividends. In addition, the NHL's Bylaws preclude any one of its members from paying cash dividends, unless paying such cash dividends will not impair the member's ability to (i) meet its projected expenses for the ensuing 12 month period without the use of borrowed funds, other than short-term borrowings, and (ii) maintain adequate reserves to fund the future payment of all deferred player compensation and other deferred obligations for past services.

         The grant of a security interest in any of the assets of the Panthers, or any direct or indirect ownership interest in the Company, of 5% or more, shall require the prior approval of the NHL, which may be withheld in the NHL's sole discretion and, in that connection, the NHL will require a consent agreement satisfactory to the NHL. NHL rules limit the amount of debt that may be secured by the assets of, or ownership interests in, an NHL club and require that the parties to any secured loan that is approved execute an agreement limiting the rights of the lenders and the club (or shareholder) under certain circumstances, including upon an event of default or foreclosure. These limitations may adversely affect the rights of the club (or shareholder) under certain circumstances.

         On November 15, 1996, construction began on the new Broward County Civic Arena. All construction costs are being fully funded by Broward County. Pursuant to the Development Agreement with Broward County, the Company will bear all costs related to the development of the Broward County Civic Arena in excess of $184.7 million. To date, all construction efforts are on schedule and within budget, and it is not anticipated that the Company's cash flow will be affected by the project.

FINANCIAL CONDITION

          The reduction of indebtedness with the net proceeds of the subsequent Offering has improved the Company's liquidity by reducing both the Company's interest expense and the principal amount of the indebtedness required to be repaid in the future. The Company expects negative cash flows and net losses to continue until the Panthers begin playing at the new Broward County Civic Arena which is expected to be completed in time for the 1998-99 hockey season. The Company believes that the remaining net proceeds from the Offering, together with its existing cash and cash equivalents, revenues from its future operations and available borrowings under the new credit facility, will be sufficient to enable it to maintain its current and planned operations until the opening of the Broward County Civic Arena.

         Cash and cash equivalents at September 30, 1996 were approximately $11.1 million as compared to approximately $500,000 at June 30, 1996. The increase was attributable primarily to the collection of season ticket revenues in August and September of 1996.

         Accounts receivables at September 30, 1996 were approximately $1.3 million as compared to $3.1 million at June 30, 1996. This decrease was mainly caused by the receipt of year-end broadcasting receivable balances from the NHL and the Company's local broadcaster.

         Prepaid expenses and other assets at September 30, 1996 were approximately $1.5 million compared to approximately $200,000 at June 30, 1996. This increase was mainly attributable to the pre-payment of team air charter costs in September of 1996.

         Deferred revenues at September 30, 1996 were approximately $16.5 million, as compared to approximately $1 million at June 30, 1996. This increase was caused by season ticket collections which occurred in August and September of 1996 which will be recognized on a per game basis over the regular 1996-97 season. The $1 million deferred revenue balance at June 30, 1996 represented playoff ticket dollars collected but not earned in the prior year Stanley Cup Finals because the final round of playoffs ended after four games.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, AND AMORTIZATION ("EBITDA")

         EBITDA is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. This measurement of operating performance is particularly useful in analyzing the Company's results of operations mainly due to the fact that the original franchise fees attributable to the player contracts acquired are currently being amortized over approximately six years and based on the current remaining unamortized balance of player contracts, is being amortized at approximately $2.2 million per year. EBITDA for the three months ended
September 30, 1996 amounted to a $3.0 million loss as compared to a loss of $3.6 million in the three months ended September 30, 1995.

                           PART II. OTHER INFORMATION

Item 1.  LITIGATION

                  None

Item 2.  CHANGES IN SECURITIES

                  Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  None.

Item 5.  OTHER INFORMATION

                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits - None
                  (b) Reports on Form 8-K - The Company filed a Current
                      Report on Form 8-K (Item 5) with the Securities and Exchange Commission on December 23, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FLORIDA PANTHERS HOLDINGS, INC.


                                   By:  /s/ Richard H. Evans
                                      -----------------------------------------
                                        Richard H. Evans, President


                                   By:  /s/ Steven M. Dauria
                                      -----------------------------------------
                                        Steven M. Dauria, Vice President and
                                        Chief Financial Officer