Form 10-Q
period 1996-12-31
FLORIDA PANTHERS HOLDINGS INC
filed 1997-01-21
CIK 1020905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 1996
                                        -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                           Commission File No. 0-21435
                                               -------

                         FLORIDA PANTHERS HOLDINGS, INC.
         -------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


           FLORIDA                                            65-0676005
-------------------------------                           -------------------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                            Identification No.)

100 NORTHEAST THIRD AVENUE, SECOND FLOOR
FORT LAUDERDALE, FLORIDA                                         33301
----------------------------------------                     ------------
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (954) 768-1900
                                                           --------------


                                Not Applicable
               ---------------------------------------------------
               Former Name, former address and former fiscal year,
                         if changed since last report


         Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES           NO   X
                            -----        -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,320,678 shares of Class A Common Stock and 255,000 shares of Class B Common Stock, par value $.01 par value per share, were outstanding as of January 15, 1997.

                         PART I. FINANCIAL INFORMATION


ITEM 1.

                        FLORIDA PANTHERS HOLDINGS, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                ASSETS                                 December 31,      June 30,
                                                                           1996            1996
                                                                       ------------      --------
Current Assets:                                                                          (Note 2)
   Cash and equivalents...............................................    $23,668        $   465
   Accounts receivable................................................      6,021          3,119
   Prepaid expenses and other.........................................      1,347            172
                                                                          -------        -------
          Total current assets........................................     31,036          3,756

Property and equipment, net...........................................      1,467            972
Franchise cost, net of accumulated amortization of $1,823 and
   $2,127 in June 30, 1996 and December 31, 1996, respectively........     22,185         22,489
Player contract acquisition costs, net of accumulated amortization of $20,312 and $19,180 as of December 31, 1996 and June 30, 1996
   respectively.......................................................      5,375          6,507
Investment in Miami Arena operating contract..........................      8,701          8,886
Other assets..........................................................      4,973          5,150
                                                                          -------        -------

   Total assets.......................................................    $73,737        $47,760
                                                                          =======        =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Deferred revenue...................................................    $11,588        $   988
   Note payable-related party (Note 4)................................          -         40,172
   Related party debt (Note 4)........................................          -         20,000
   Accounts payable and accrued expenses..............................      5,481          2,313
   Other current liabilities..........................................      3,284          4,313
                                                                          -------        -------

         Total current liabilities....................................     20,353         67,786

Long-term debt (Note 4)...............................................          -         25,000
Other non-current liabilities.........................................      3,341          3,277
Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
       authorized and 12,320,678 shares issued and outstanding........        123              9
  Class B Common Stock, $.01 par value, 10,000,000 shares
       authorized and 255,000 shares issued and outstanding...........          3              -
  Contributed capital.................................................     51,680        (48,312)
  Accumulated deficit.................................................     (1,763)             -
                                                                          -------        -------

          Total shareholders' equity..................................     50,043        (48,303)
                                                                          =======        =======

   Total liabilities and shareholders' equity.........................    $73,737        $47,760
                                                                          =======        =======

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                       FLORIDA PANTHERS HOLDINGS, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)



                                         Three Months Ended        Six Months Ended
                                             December 31,             December 31,
                                         ------------------       ------------------
                                          1996       1995          1996       1995
                                         -------    -------       -------   --------
Revenue................................. $14,216    $12,276       $15,383   $ 13,112
                                         -------    -------       -------   --------

Cost of revenue.........................  15,888     14,245        20,048     18,686
                                         -------    -------       -------   --------

Amortization & depreciation.............     884      1,367         1,795      2,730
                                         -------    -------       -------   --------

     Net operating loss.................  (2,556)    (3,336)       (6,460)    (8,304)

Interest and other, net.................     969      1,157         2,339      2,233
                                         -------    -------       -------   --------

     Net loss........................... $(3,525)   $(4,493)      $(8,799)  $(10,537)
                                         =======    =======       =======   ========



                                         Three Months Ended    Six Months Ended
                                            December 31,          December 31,
                                         ------------------    -----------------
                                           1996      1995        1996     1995
                                         -------   --------    --------  -------
                                                (PRO-FORMA)           (PRO-FORMA
                                                  (NOTE 2)              (NOTE 2)
Per share data:
---------------
 Net loss per share.....................  $(0.37)  $(0.85)     $(1.19)  $(2.00)
                                          ======   ======      ======   ======

Weighted average shares outstanding.....   9,560    5,276       7,418    5,276
                                          ======   ======      ======   ======




 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         FLORIDA PANTHERS HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)


                                                                      Six Months Ended December 31,
                                                                      -----------------------------
                                                                          1996             1995
                                                                      -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss...........................................................    $(8,799)       $(10,537)
  Adjustments to reconcile net loss to net cash
     used for operating activities-
         Depreciation and amortization...............................      1,795           2,730
         Deferred compensation.......................................       (321)            375
         Minority interest...........................................        289             140
  Changes in operating assets and liabilities-
        Accounts receivable..........................................     (2,902)         (2,620)
        Prepaid expenses and other assets............................     (1,018)         (4,826)
        Accounts payable and accrued expenses........................      2,971             793
        Deferred revenue and other liabilities.......................      9,598           6,744
                                                                         -------        --------
              Net cash provided by (used in) operating activities....      1,613          (7,201)
                                                                         -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................       (649)            (63)
                                                                         -------        --------
              Net cash used in investing activities..................       (649)            (63)
                                                                         -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of Common Stock.......................     66,322               -
    Payment on related party debt....................................    (20,000)              -
    Payments on note payable-related party...........................          -          (3,500)
    Increase to note payable-related party...........................      1,131          12,027
    Payment of Long-term debt........................................    (25,000)              -
    Payment of dividends-Decoma......................................       (140)           (199)
    Distribution to minority interests-Decoma........................        (74)            (57)
                                                                         -------        --------
             Net cash provided by financing activities...............     22,239           8,271
                                                                         -------        --------

             Net increase in cash and equivalents....................     23,203           1,007

Cash at beginning of period..........................................        465           1,237
                                                                         -------        --------
Cash at end of period................................................    $23,668        $  2,244
                                                                         =======        ========

NON-CASH TRANSACTIONS:

   In conjunction with the Offerings and Reorganization, total note payable - related party of $40,963 was exchanged for 4,179,710 shares of Common Stock of Florida Panthers Holdings, Inc.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         FLORIDA PANTHERS HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (in thousands of dollars)


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Florida Panthers Holdings, Inc. (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for the interim periods presented are not indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 relating to the sale of 7.3 million shares of Class A Common Stock (the "Offerings") which was completed November 18, 1996, the Company's Registration Statement on Form S-1, pertaining to the 5,020,678 shares of Class A Common Stock owned by H. Wayne Huizenga ("Mr. Huizenga") and the Company's Current Report on Form 8-K filed on December 23, 1996.

         The accompanying statements of operations cover the three month periods, and six month periods, ended December 31, 1996 and 1995. For financial reporting purposes, the Company recognizes all hockey related revenues and expenses over the course of the hockey season on a per game basis. With the National Hockey League ("NHL") regular season beginning in early October, the three month period ended December 31, 1996 encompassed 17 of the 41 Panthers regular season home games. Based on the present NHL regular season schedule, which extends from early October through mid April, most of the Company's revenues and expenses will be reported in the second and third quarters. In the event the Panthers participate in the playoffs, the Company will realize additional revenue and incur additional expenses during the fourth quarter.

2.       THE OFFERINGS

         The Company sold a total of 7.3 million shares of Class A Common Stock in the Offerings. Of the 7.3 million shares, 2.7 million were sold to the public in an Initial Public Offering ("IPO") and 4.6 million shares were sold in a Concurrent Offering directly to certain investors at a price equal to the IPO price per share less underwriting discounts and commissions but including the Placement Agent fee. The Company's Offerings were declared effective by the Securities and Exchange Commission on November 8, 1996 and shares of Class A Common Stock began trading on NASDAQ on November 13, 1996.

         In connection with the Offerings, and pursuant to an agreement, the Company acquired all of the partnership interests of the Florida Panthers Hockey Club, Ltd. ("Panthers Ltd.") in exchange for 4,149,710 shares of its Class

A Common Stock and 255,000 shares of its Class B Common Stock. Additionally, the Company acquired all of the outstanding stock of Decoma Investment, Inc. I (formerly BIL Development, Inc.), and Decoma Investment, Inc. II (formerly Linbeck Miami Corporation), and, in turn, approximately 78% of the Partnership interests in Decoma Miami Associates Ltd., a Florida limited partnership ("Decoma"), in exchange for 870,968 shares of its Class A Common Stock. Collectively, these transactions are referred to as the Reorganization.

         Common Stock outstanding after the Offerings:
         ---------------------------------------------
         Class A Common Stock       12,320,678 shares
         Class B Common Stock          255,000 shares
                                    ----------
         Total                      12,575,678 shares
                                    ==========


3.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated statements of operations present the combined results of operations of the Partnership and Decoma for the periods presented. The accompanying unaudited condensed consolidated balance sheets present the combined financial position of Panthers Ltd. and Decoma as of June 30, and December 31, 1996.

         Pro-forma weighted average shares outstanding for the three and six month periods ended December 31, 1995 include the 5,275,678 shares issued in accordance with the provisions of the Reorganization as if the Reorganization had occurred at the beginning of such periods presented. Such Pro-forma weighted average shares outstanding do not include the 7.3 million shares sold in the Offerings.

4.       USE OF PROCEEDS/REPAYMENT OF OUTSTANDING DEBT

         The net proceeds from the sale of stock in the Offerings totaled approximately $66.3 million. Shortly after the completion of the Offerings, $45.0 million of the net proceeds of the Offerings was used to repay the Company's indebtedness outstanding under the two term loans (which were used to pay the Company's cost of acquiring its NHL franchise). The remaining $21.3 million will be used for general working capital, including funding of net operating losses. Additionally, in conjunction with the Offerings and Reorganization, Mr. Huizenga received 4,149,710 shares of Class A Common Stock and 255,000 shares of Class B Common Stock in exchange for a note owed to him by the Company which represented cumulative advances, plus interest, totaling approximately $41.0 million as of September 30, 1996.

5.       8-K FILING

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain of the data contained herein may include forward-looking information and actual results could differ from that set forth below. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-1 relating to the Offerings, the Registration Statement on Form S-1 filed by the Company, pertaining to the 5,020,678 shares of Class A Common Stock owned by Mr. Huizenga and the Form 8-K filed on December 22, 1996.

OVERVIEW

         The Company, through the Florida Panthers Hockey Club, Ltd., owns and operates the Florida Panthers, a professional hockey team (the "Panthers") of the National Hockey League (the "NHL"). Additionally, the Company owns Arena Development Company Ltd., a Florida limited partnership formed for the purpose of developing a new multi-purpose, state-of-the-art sports and entertainment center (the "Broward County Civic Arena") in Broward County, Florida, and Arena Operating Company Ltd., a Florida limited partnership formed for the purpose of managing and operating the Broward County Civic Arena. Through its ownership of Decoma Investment, Inc. I ("Decoma I") and Decoma Investment Inc., II ("Decoma II"), the Company also owns approximately 78% of the partnership interests in Decoma Miami Associates Ltd., a Florida limited partnership ("Decoma") which operates the Miami Arena in which the Panthers currently play.

         For financial reporting purposes, the Company recognizes all hockey related revenues and expenses over the course of the hockey season on a per game basis. With the NHL regular season beginning in early October, the three month period ended December 31, 1996 encompassed 17 of 41 Panthers regular season home games. Based on the present NHL regular season schedule, which extends from early October through mid April, most of the Company's revenues and expenses will be reported in the second and third quarters. In the event the Panthers participate in the playoffs, the Company will realize additional revenue and incur additional expenses during the fourth quarter.

RESULTS OF OPERATIONS

         Three months ended December 31, 1996 as compared to the three months ended December 31, 1995.

         Revenue. During the three months ended December 31, 1996 and 1995, revenues consisted primarily of ticket and concession sales earned during Panthers' regular season home games. Revenues increased 16%, or approximately $1.9 million. Even though there were four fewer home games played in the three month period ended December 31, 1996, as compared to the three month period ended December 31, 1995, net ticket revenues showed no change since all games played through December 31, 1996 were sold out resulting in average net ticket revenues per game being up approximately 27%.

         Additionally, broadcasting revenues have increased 31% or approximately $660,000, and advertising and promotion revenues have increased 43% or approximately $450,000, attributable to increased contractual revenues.

         Cost of Revenue. Total cost of revenue increased 12%, or approximately $1.6 million. Team costs, primarily player salaries, increased 9%, or approximately $1,000,000, due to higher base salaries. Selling, general and administrative ("SG&A") costs increased 33%, or approximately $600,000, primarily attributable to various legal and professional fees incurred by the Panthers and Decoma.

         Depreciation and Amortization. Depreciation and amortization decreased by 35%, or approximately $480,000. The Company was required to pay a $50.0 million franchise fee to the NHL when the expansion franchise was granted, of which approximately $25.7 million was allocated to the contracts of players selected in the 1993 expansion draft and is being amortized over the estimated useful lives of such contracts, which have been determined to be approximately six years. The remaining portion of the franchise fee is being amortized over 40 years. Amortization of player contracts decreased by approximately $480,000 in the three months ended December 31, 1996 as compared with the three months ended December 31, 1995 because the unamortized base of players contracts was reduced by approximately $3.1 million fiscal 1996 to better reflect current values of remaining player contracts. As of December 31, 1996 the remaining unamortized portion of player contracts (which will be amortized through the remaining useful lives of such player contracts), was approximately $5.4 million which will be completely amortized by May, 1999.

         Interest and Other, Net. Net interest and other costs decreased by 16%, or approximately $190,000, primarily as a result of paying off the two outstanding term loans totaling $45.0 million with the net proceeds from the Offerings. Additionally, interest on the cumulative advances from Mr. Huizenga ceased upon closing the Offerings, since Mr. Huizenga's outstanding note, totaling approximately $41.0 million, was exchanged for 4,404,710 shares of Common Stock.

         Six months ended December 31, 1996, as compared to the six months ended December 31, 1995

         Revenue. Revenues increased 17%, or approximately $2.3 million mainly attributable to approximately $1.1 million of increased broadcasting and advertising revenues and an increase of approximately $270,000 in exhibition season ticket revenues. Additionally, revenue earned by Decoma increased approximately $740,000 mainly attributable to an increased net operating income distribution from the Miami Arena. Coming off the successful 1995-96 season, all hockey revenues are currently ahead of prior year's total regular season revenues.

         Cost of Revenue. Cost of Revenues increased approximately 7%, or $1.4 million. Team costs, increased approximately $580,000 or 4% primarily due to higher cost of the current season's exhibition and training camps, scouting, and hockey operating costs. Additionally, SG&A costs increased approximately 21%, or $700,000 primarily attributable to various legal and professional fees incurred by the Panthers and Decoma.

         Depreciation and Amortization. Depreciation and amortization decreased by 34% or approximately $940,000 because the unamortized base of players contracts was reduced by $3.1 million during the quarter ended June 30, 1996, as discussed above.

         Interest and Other, Net. Net interest and other costs were approximately $2.3 million in both six month periods. First quarter ended September 30, 1996 results showed an increase in interest expense, as compared to the quarter ended September 30, 1995, which was offset in the second quarter ended December 31, 1996 by the decrease in interest costs due to the pay down of debt and exchange of Mr. Huizenga's note for Common Stock, as compared to the quarter ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since the formation of the franchise in December of 1992 and through the date of the Offerings, all net operating losses of the Partnership were financed primarily with loans from Mr. Huizenga. Such loans, including interest thereon accrued through September 30, 1996 totaled approximately $41.0 million. This entire cumulative advance was exchanged for shares of Common Stock as part of the Reorganization and formation of the Company (See Footnote 3. within Notes to Unaudited Condensed Consolidated Financial Statements).

         Net cash provided by operating activities during the six months ended December 31, 1996 was approximately $1.6 million. Approximately $7.2 million of cash was used for operations during the six month period ending December 31, 1995. Cash flow from financing activities during the six month period ended December 31, 1996 primarily consisted of the net proceeds of the Offerings which totaled approximately $66.3 million. Additionally, $45.0 million of the net proceeds of the Offerings was used to repay the Company's indebtedness outstanding under the two term loans. The Company plans on utilizing the remaining $21.3 million for general working capital which includes funding of net operating losses. Such remaining net proceeds have been invested in short-term, investment grade, interest bearing investments. The Company does not anticipate borrowing any additional funds from Mr. Huizenga following the consummation of the Offerings. Capital expenditures of approximately $650,000 and $60,000 were made during the six month periods ended December 31, 1996 and 1995, respectively.

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

FINANCIAL CONDITION

          The reduction of indebtedness with the net proceeds of the Offerings has improved the Company's liquidity by reducing both the Company's interest expense and the principal amount of the indebtedness required to be repaid in the future. Without considering the impact of the proposed acquisition by the Company of the ownership interests in the Hyatt Regency Pier 66 Resort & Marina and The Bahia Mar Beach Resort (See Footnote 5. within Notes to Unaudited Condensed Consolidated Financial Statements), the Company expects negative cash flows and net losses to continue until the Panthers begin playing at the new Broward County Civic Arena which is expected to be completed in time for the 1998-99 hockey season. The Company believes that the remaining net proceeds from the Offerings, together with its existing cash and cash equivalents, revenues from its future operations and available borrowings under the new credit facility, will be sufficient to enable it to maintain its current and planned operations until the opening of the Broward County Civic Arena.

         Cash and cash equivalents at December 31, 1996 were approximately $23.7 million as compared to approximately $470,000 at June 30, 1996. The increase was attributable primarily to the net proceeds of the Offerings on November 13, 1996.

         Accounts receivable at December 31, 1996 were approximately $6.0 million as compared to $3.1 million at June 30, 1996. This increase was mainly caused by increased contractual advertising and broadcasting receivables for the 1996-97 season.

         Prepaid expenses and other assets at December 31, 1996 were approximately $1.3 million compared to approximately $170,000 at June 30, 1996. This increase was mainly attributable to the pre-payment of team air charter costs in September of 1996.

         Deferred revenues at December 31, 1996 were approximately $11.6 million, as compared to approximately $1 million at June 30, 1996. This increase was caused by season ticket collections which occurred in August and September of 1996 which are being recognized on a per game basis over the regular 1996-97 season. The $1 million deferred revenue balance at June 30, 1996 represented playoff ticket dollars collected but not earned in the prior year Stanley Cup Finals because the final round of playoffs ended after four games.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, AND AMORTIZATION ("EBITDA")

         EBITDA is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. This measurement of operating performance is particularly useful in analyzing the Company's results of operations mainly due to the fact that the original franchise fees attributable to the player contracts acquired are currently being amortized over approximately six years which based on the current remaining unamortized balance of player contracts, results in amortization of approximately $2.2 million per year. EBITDA for the six months ended December 31, 1996 amounted to a $4.7 million loss as compared to a loss of $5.9 million in the six months ended December 31, 1995.

                           PART II. OTHER INFORMATION

Item 1.  LITIGATION

                   Reference is made to the Registrant's Form 10-Q filed December 23, 1996 for a description of material legal proceedings. In addition, a lawsuit was filed on January 9, 1997 by Arena Development, seeking a determination as to the applicability of Broward County's Prevailing Wage Ordinance to the construction of the Broward County Civic Arena. The suit was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint filed alleges that the Prevailing Wage Ordinance does not apply to the construction of the Facility for two reasons: (i) the Prevailing Wage Ordinance only applies to construction contracts in excess of $250,000 to which Broward County is a party and Broward County is not a party to the construction contract between Arena Development and the general contractor, and (ii) the Development Agreement contains all the obligations and responsibilities of both parties and does not include a provision mandating that Arena Development comply with the Prevailing Wage Ordinance. The Prevailing Wage Ordinance requires that all contracts to which the ordinance applies must contain such a provision. The complaint further alleges that if the court determines that the Prevailing Wage Ordinance applies it could cost Arena Development up to approximately $7,500,000 in additional construction costs. The lawsuit asks for a declaratory judgement finding the Prevailing Wage Ordinance does not apply to the construction of the Facility and that Arena Development may continue without reference to the ordinance. An unfavorable outcome of this suit may require Panthers Holdings to incur additional costs.

Item 2.  CHANGES IN SECURITIES

                  Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  None.

Item 5.  OTHER INFORMATION

                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits - 27 Financial Data Schedule (for SEC use only)

                  (b) Reports on Form 8-K - On December 23, 1996, the
                      Registrant filed a Current Report on Form 8-K (Item 5) which reported that the Registrant had entered into two definitive agreements relating to the acquisition by the Registrant of the direct and indirect ownership interests in each of the Hyatt Regency Pier 66 Resort & Marina and the Radisson Bahia Mar Beach Resort. The consummation of each of these transactions remains subject to various conditions, including obtaining shareholder approval.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of January 1997.


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