Form 10-Q
period 1997-03-31
FLORIDA PANTHERS HOLDINGS INC
filed 1997-05-15
CIK 1020905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                           Commission File No. 0-21435
                                               -------


                         FLORIDA PANTHERS HOLDINGS, INC.
             ------------------------------------------------------
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


                                 NOT APPLICABLE
               --------------------------------------------------
               Former Name, Former Address and Former Fiscal Year
                           if Changed Since Last Year



         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES   X          NO
                                            ----             ----

         As of May 14, 1997, 23,215,438 shares of the Registrant's Class A Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         FLORIDA PANTHERS HOLDINGS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                 March 31,        June 30,
                                                                                    1997            1996
                                                                                 ---------       ---------
                                        ASSETS

Current Assets:
       Cash and equivalents ...............................................      $  75,129       $     465
       Accounts receivable ................................................         10,445           3,119
       Prepaid expenses and other .........................................          1,831             172
                                                                                 ---------       ---------
              Total current assets ........................................         87,405           3,756

Property and equipment, net ...............................................        129,152             972
Franchise cost, net of accumulated amortization of $2,279 and
       $1,823 at March 31, 1997 and June 30, 1996, respectively ...........         22,033          22,489
Player contract acquisition costs, net of accumulated amortization of $21,250 and $19,180 at March 31, 1997 and June 30,
       1996 respectively ..................................................          4,438           6,507
Other intangible assets, net of accumulated amortization of $25
       at March 31, 1997 ..................................................          6,118            --
Other assets ..............................................................         12,925          14,036

                                                                                 ---------       ---------
       Total assets .......................................................      $ 262,071       $  47,760
                                                                                 =========       =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Deferred revenue ...................................................      $   6,541       $     988
       Note payable-related party .........................................           --            40,172
       Related party debt .................................................           --            20,000
       Accounts payable and accrued expenses ..............................          9,298           2,313
       Current portion of long-term debt ..................................         15,235            --
       Other current liabilities ..........................................          3,611           4,313

                                                                                 ---------       ---------
             Total current liabilities ....................................         34,685          67,786

Long-term debt ............................................................         25,951          25,000
Other non-current liabilities .............................................          1,560           3,277
Shareholders' equity:
       Class A Common Stock, $.01 par value, 100,000,000 shares
           authorized and 23,393,444 shares issued and outstanding ........            234               9
       Class B Common Stock, $.01 par value, 10,000,000 shares
            authorized and 255,000 shares issued and outstanding ..........              3            --
       Contributed capital ................................................        205,397         (48,312)
       Accumulated deficit ................................................         (5,759)           --
                                                                                 ---------       ---------
              Total shareholders' equity ..................................        199,875         (48,303)

                                                                                 ---------       ---------
       Total liabilities and shareholders' equity .........................      $ 262,071       $  47,760
                                                                                 =========       =========


           The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these balance sheets.

                         FLORIDA PANTHERS HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                          Three Months Ended March 31,     Nine Months Ended March 31,
                                                          ----------------------------   -----------------------------
                                                                1997           1996          1997           1996
                                                             --------       --------       --------       --------
Revenue ...............................................      $ 21,754       $ 10,912       $ 37,137       $ 24,024
                                                             --------       --------       --------       --------

Operating expenses:
   Cost of services ...................................        16,035         13,072         31,986         28,372
   Selling, general and administrative ................         3,146          1,669          7,243          5,055
   Amortization and depreciation ......................         1,791          2,681          3,586          5,411
                                                             --------       --------       --------       --------
                 Total operating expenses .............        20,972         17,422         42,815         38,838

                                                             --------       --------       --------       --------
     Net operating income (loss) ......................           782         (6,510)        (5,678)       (14,814)

Interest and other income .............................           863             37          1,014             85
Interest and other expense ............................          (368)        (1,342)        (2,858)        (3,623)
                                                             ========       ========       ========       ========
     Net income (loss) ................................      $  1,277       ($ 7,815)      ($ 7,522)      ($18,352)
                                                             ========       ========       ========       ========


                                                           Three Months Ended March 31,     Nine Months Ended March 31,
                                                           ---------------------------   ------------------------------
                                                                1997           1996          1997           1996
                                                             --------       --------       --------       --------
                                                                            (PRO-FORMA)                 (PRO-FORMA)


Per share data:
Primary and fully diluted earnings (loss) per common and
   common equivalent share ............................      $   0.07       $  (1.48)      $  (0.72)      $  (3.48)
                                                             ========       ========       ========       ========

 Weighted average shares outstanding ..................        17,510          5,276         10,498          5,276
                                                             ========       ========       ========       ========



           The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                         FLORIDA PANTHERS HOLDINGS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                Nine Months Ended March 31,
                                                                ---------------------------
                                                                    1997           1996
                                                                    ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss .................................................... $   (7,522)      $(18,352)
  Adjustments to reconcile net loss to net cash
     used for operating activities-
        Amortization and depreciation .........................      3,586          5,411
        Deferred compensation .................................       (321)         1,669
        Minority interest .....................................        416            153
  Changes in operating assets and liabilities-
        Accounts receivable ...................................     (3,811)        (1,748)
        Prepaid expenses and other assets .....................        112         (4,218)
        Accounts payable and accrued expenses .................        542            676
        Deferred revenue and other liabilities ................      3,013          3,744

                                                                 ---------       --------
              Net cash used in operating activities ...........     (3,985)       (12,665)
                                                                 ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used in business acquisitions, net of cash acquired ...     (7,286)          --
   Capital expenditures .......................................       (953)           (63)

                                                                 ---------       --------
              Net cash used in investing activities ...........     (8,239)           (63)
                                                                 ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock ................    131,938           --
    Payments on related party debt ............................    (20,000)          --
    Payments on note payable and interest-related party .......       (340)        (3,500)
    Increase to interest payable-related party ................      1,131          1,615
    Increase to note payable-related party ....................       --           18,265
    Payment of long-term debt .................................    (25,130)          --
    Payment of dividends-Decoma ...............................       (140)          (643)
    Distribution to minority interests-Decoma .................       (571)          (283)
                                                                 ---------       --------
              Net cash provided by financing activities .......     86,888         15,454
                                                                 ---------       --------

              Net increase in cash and equivalents ............     74,664          2,726

Cash at beginning of period ...................................        465          1,237
                                                                 ---------       --------
Cash at end of period .........................................  $  75,129       $  3,963
                                                                 =========       ========

NON-CASH TRANSACTIONS:

In conjunction with the public offerings and the reorganization of the Florida Panthers Holdings, Inc., total note payable - related party of $40,963 was exchanged for 4,149,710 shares of Class A common stock, par value $.01 per share, and 255,000 shares of Class B common stock, par value $.01 per share, of Florida Panthers Holdings, Inc.

           The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                         FLORIDA PANTHERS HOLDINGS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements include the accounts of Florida Panthers Holdings, Inc. (the "Company") and its subsidiaries and have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for the interim periods presented are not indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto.

         In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

         The accompanying statements of operations cover the three and nine month periods ended March 31, 1997 and 1996. For financial reporting purposes, the Company recognizes all hockey related revenues and expenses over the course of the hockey season on a per game basis. With the National Hockey League ("NHL") regular season beginning in early October, the three and nine month periods ended March 31, 1997 encompassed 22 and 39 of the 41 Florida Panthers regular season home games, respectively. Based on the present NHL regular season schedule, which extends from early October through mid April, most of the Company's hockey related revenues and expenses are reported during the second and third quarters. Revenues and expenses relating to the Florida Panthers' participation in the 1996-97 Stanley Cup Playoffs will be reflected during the fourth quarter.

         Pro forma weighted average shares outstanding for the three and nine month periods ended March 31, 1996 include the 5,275,678 shares issued in connection with the Reorganization as if such Reorganization had occurred at the beginning of the periods presented. Such pro forma weighted average shares outstanding do not include the 7.3 million shares sold in the Offerings (see
Note 2).

2.       STOCK  OFFERINGS

THE OFFERINGS

         On November 8, 1996, the Company sold a total of 7.3 million shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"), of which 2.7 million were sold to the public in an initial public offering ("IPO") and 4.6 million shares were sold in a concurrent offering directly to certain investors at a price equal to the IPO price per share less underwriting discounts and commissions but including the placement agent fee (collectively, the "Offerings"). The shares of Class A Common Stock began trading on The Nasdaq National Market on November 13, 1996.

         Prior to the completion of the Offerings, and pursuant to an exchange agreement, the Company acquired all of the partnership interests in Florida Panthers Hockey Club, Ltd. ("Panthers Ltd.") in exchange for 4,149,710 shares of its Class A Common Stock and 255,000 shares of its Class B common stock, par value $.01 per share (the "Class B Common Stock"). Additionally, the Company acquired all of the outstanding stock of Decoma Investment, Inc. I (formerly BIL Development, Inc.) and Decoma Investment, Inc. II (formerly Linbeck Miami Corporation), and, in turn, approximately 78% of the partnership interests in Decoma Miami Associates Ltd., a Florida limited partnership

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
                                             ==========


PRIVATE PLACEMENT TRANSACTION

         On January 30, 1997, the Company issued and sold 2,460,000 shares of Class A Common Stock in a private placement transaction (the "Private Placement") at a price of $27.75 per share. The Private Placement resulted in net proceeds to the Company of approximately $65.6 million after deducting placement agency fees.

3.       BUSINESS COMBINATIONS

COMPLETED ACQUISITIONS

         Businesses acquired through March 31, 1997 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

         On January 31, 1997, the Company acquired certain assets relating to the business of owning and operating a twin-pad ice facility located in Coral Springs, Florida in exchange for $1.0 million in cash, 212,766 shares of the Company's Class A Common Stock and the assumption by the Company of a maximum of approximately $8.1 million in construction-related obligations, of which approximately $6.7 million was repaid upon consummation of the acquisition. This acquisition has been accounted for under the purchase method of accounting.

         On March 4, 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Hyatt Regency Pier 66 Resort and Marina ("Pier 66") for 4,450,000 shares of Class A Common Stock. This acquisition has been accounted for under the purchase method of accounting.

         On March 4, 1997 the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Radisson Bahia Mar Resort and Yachting Center ("Bahia Mar") in exchange for 3,950,000 shares of Class A Common Stock. This acquisition has been accounted for under the purchase method of accounting.

         The Company's consolidated results of operations on an unaudited pro forma basis assuming that the above acquisitions had occurred at the beginning of the period presented are as follows:


                                                  Nine Months Ended      Nine Months Ended
                                                    March 31, 1997         March 31, 1996
                                                  -----------------      -----------------
          Revenue                                       $ 67,226           $ 55,075
          Net operating income (loss)                   $     49           $ (9,106)
          Net loss                                      $ (4,098)          $(15,531)
          Proforma fully diluted earnings per           $   (.23)          $  (1.14)
          common and common equivalent shares


         The following summarizes the preliminary purchase price allocation for all business combinations accounted for under the purchase method of accounting consummated during the nine months ended March 31, 1997:


          Property, plant and equipment                                 $ 127,579
          Other intangible assets                                           6,143
          Working capital deficiency, excluding cash                       (2,181)
          Debt assumed                                                    (41,316)
          Common stock issued                                             (82,939)
                                                                        ---------
          Cash used in business acquisitions, net of cash acquired      $   7,286
                                                                        =========


PENDING ACQUISITIONS

         On March 20, 1997, the Company entered into a contribution and exchange agreement related to the acquisition of substantially all of the assets of Boca Raton Hotel and Club Limited Partnership ("Boca") in exchange for certain consideration, including certain rights and warrants to acquire 5,848,538 shares of Class A Common Stock, together with the assumption of certain indebtedness of Boca. Consummation of the transaction, which will be accounted for under the purchase method of accounting, is subject to customary conditions, including the receipt of requisite approvals from the shareholders of the Company and the limited partners of the Boca. The financial statements included herein do not reflect any aspects of the exchanges.

4.       PROPERTY AND EQUIPMENT

         A summary of property and equipment is shown below:

                                               March 31, 1997  June 30, 1996
                                               --------------  -------------
          Land and improvements                  $  28,588       $  --
          Buildings and improvements                89,106           793
          Furniture, fixtures and equipment         12,838           932
                                                 ---------       -------
                                                 $ 130,532       $ 1,724
          Less:  accumulated depreciation           (1,380)         (752)
                                                 ---------       -------
                                                 $ 129,152       $   972
                                                 =========       =======


5.       USE OF PROCEEDS/REPAYMENT OF OUTSTANDING DEBT

         The net proceeds from the sale of stock in the Offerings totaled approximately $66.3 million. Shortly after the completion of the Offerings, $45.0 million of the net proceeds of the Offerings was used to repay the Company's indebtedness outstanding under the two term loans (which were used to pay the Company's cost of acquiring its NHL franchise). Additionally, in conjunction with the Reorganization, Mr. Huizenga received 4,149,710 shares of Class A Common Stock and 255,000 shares of Class B Common Stock in exchange for a note owed to him by the Company which represented cumulative advances, plus interest, totaling approximately $41.0 million as of September 30, 1996.

6.       LONG- TERM DEBT

         In connection with the acquisition of the two resort and marina properties, the Company assumed certain debt. The Company's outstanding debt at March 31, 1997 consisted of the following:

          Mortgage note, collateralized by substantially all Pier 66 property and equipment, varying interest rate (8.39% at March 31, 1997), balloon
          payment on outstanding principal due June 29, 2000                           $ 25,951

          Note payable to bank, collateralized by substantially all Bahia Mar property and equipment, varying interest rate (8.69% at March 31,
          1997), due June 30, 1997 but may be extended  under a one year
          extension option                                                               15,235
                                                                                       --------
          Total debt outstanding                                                         41,186
          Less: current portion                                                         (15,235)
                                                                                       --------
          Long -term debt at March 31, 1997                                            $ 25,951
                                                                                       ========


7.       STOCK OPTIONS AND WARRANTS

         The Company has a stock option plan under which the Company may grant to key employees and directors of the Company, stock options to purchase shares of Class A Common Stock. Stock options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Class A Common Stock at the date of grant.

A summary of stock option transactions for the nine months ended March 31, 1997 is as follows:


          Options outstanding at July 1, 1996 .............................            --
          Options Granted .................................................       1,033,265
          Options Exercised ...............................................            --
          Options Canceled ................................................         (16,725)
                                                                                 ----------
          Options outstanding at March 31, 1997 ...........................       1,016,540
                                                                                 ==========

          Prices of options outstanding at March 31, 1997 .................      $ 10.00 to
                                                                                 $    23.50
          Average price of options outstanding at March 31, 1997 ..........      $    10.20
          Vested options at March 31, 1997 ................................            --
          Options available for future grants at March 31, 1997 ...........       1,583,460




8.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings per common and common equivalent share are based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of options. In computing earnings per common and common equivalent share, the Company utilizes the modified treasury stock method.

         The computation of weighted average common and common equivalent shares used in the calculation of fully diluted earnings per share for the three months ended March 31, 1997, which is substantially the same as the computation used to calculate primary earnings per share, is as follows:


          Common shares outstanding .............................       23,648
          Common equivalent shares ..............................        1,017
          Weighted average treasury shares purchased ............         (382)
          Effect of using weighted average common and common
               equivalent shares outstanding ....................       (6,773)
                                                                       -------
                                                                        17,510
                                                                       =======


         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation and disclosure requirements for earnings or loss per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. The provisions of SFAS No. 128 require dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. Furthermore, the provisions of SFAS No. 128 require basic EPS and diluted EPS be presented for both income (loss) from continuing operations and net income (loss) on the face of the statement of operations. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         The provisions of SFAS No. 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior period EPS data presented shall be restated to conform with the provisions of SFAS No. 128.

         The Company will adopt the provision of SFAS No. 128, as required. The Company's management believes such adoption will not have a material impact on the Company's EPS calculations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements and information included herein may constitute as "forward-looking statements" within the meaning of Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-1 relating to the Offerings and to the restated consolidated financial statement and the notes thereto included in the Report on Form 8-K filed with the Commission on February 25, 1997.

OVERVIEW

         The Company currently conducts substantially all of its business through its subsidiaries, which include the Florida Panthers (the "Panthers"), a professional hockey team of the NHL, Arena Development Company, Ltd., a limited partnership ("Arena Development") formed for the purpose of developing a new multi-purpose sports and entertainment center (the "Broward County Civic Arena" or the "Facility") in Broward County, Florida, Arena Operating Company, Ltd., a limited partnership formed for the purposes of managing and operating the Broward County Civic Arena, Florida Panthers Ice Ventures, Inc., a corporation formed for the purpose of developing ice rink facilities (the "Ice Rink Business"), and Pier 66 and Bahia Mar, both resort and marina properties located in Fort Lauderdale, Florida. The Company owns Pier 66 and Bahia Mar through 2301 SE 17th St., Ltd. and Rahn Bahia Mar, Ltd., respectively. In addition, the Company owns approximately 78% of the partnership interests in Decoma, which operates the Miami Arena in which the Panthers currently play. Unless the context otherwise requires, all references herein to the Company shall mean Florida Panthers Holdings, Inc. and its subsidiaries collectively.

         For financial reporting purposes, the Company recognizes all hockey related revenues and expenses over the course of the hockey season on a per game basis. With the NHL regular season beginning in early October, the three and nine month periods ended March 31, 1997 encompassed 22 and 39 of the 41 Panthers regular season home games, respectively. Based on the present NHL regular season schedule, which extends from early October through mid April, most of the Company's hockey related revenues and expenses will be reported in the second and third quarters. Revenues and expenses relating to Panthers' participation in the 1996-97 Stanley Cup Playoffs will be reflected during the fourth quarter.

RESULTS OF OPERATIONS

         The Company currently operates through two business segments: (i) sports and entertainment and (ii) leisure and recreation. The Company's sports and entertainment segment currently consists of the Company's hockey operations, arena development and management operations and ice skating rink operations, while the leisure and recreation segment consists of the Company's resort property operations, including Pier 66 and Bahia Mar. The Company has also entered into a definitive agreement to acquire the Boca Raton Hotel and Club, a destination luxury resort and private club in Boca Raton, Florida.

         The following table sets forth revenue, operating expenses and net operating income (loss) for each of the Company's business segments for the three months and nine months ended March 31, 1997 and 1996.


                                                   Three Months Ended March 31,  Nine Months Ended March 31,
                                                   ----------------------------  ---------------------------
                                                      1997          1996            1997           1996
                                                      ----          ----            ----           ----
          Revenue:
               Sports and Entertainment .....      $ 16,802       $ 10,912       $ 32,185       $ 24,024
               Leisure and Recreation .......         4,952              0          4,952              0
                                                   --------       --------       --------       --------
                                                     21,754         10,912         37,137         24,024
          Operating Expenses:
               Sports and Entertainment .....        17,353         17,422         38,179         38,838
               Leisure and Recreation .......         3,122              0          3,122              0
               Corporate ....................           497              0            658              0
                                                   --------       --------       --------       --------
                                                     20,972         17,422         41,959         38,838
          Net Operating Income (Loss):
               Sports and Entertainment .....          (551)        (6,510)        (6,850)       (14,814)
               Leisure and Recreation .......         1,830              0          1,830              0
               Corporate ....................          (497)             0           (658)             0
                                                   --------       --------       --------       --------
                                                   $    782       $ (6,510)      $ (5,678)      $(14,814)
                                                   ========       ========       ========       ========


         REVENUES. Revenues from the sports and entertainment segment increased approximately $5.9 million and $8.2 million for the three and nine months ended March 31, 1997, primarily as a result of increased Panthers ticket sales due to all home games being sold out during the 1996-97 season and increases in revenues from broadcasting and advertising/promotion contracts.

         Revenues from the newly formed leisure and entertainment segment, which were directly related to the March 4, 1997 acquisition of Pier 66 and Bahia Mar were approximately $5.0 million in the three and nine months ended March 31, 1997, of which approximately 50% pertained to room revenue.

         COST OF SERVICES. Cost of services incurred in the sports and entertainment segment increased approximately $1.3 million and $2.0 million during the three and nine month periods ended March 31, 1997, respectively, and were primarily attributable to higher player salaries and higher ticketing and arena operation costs associated with increased attendance at Panthers home games.

         Cost of services incurred in the leisure and entertainment segment were approximately $1.6 million in the three and nine months ended March 31, 1997 and were directly related to the acquisition of Pier 66 and Bahia Mar.

         AMORTIZATION AND DEPRECIATION. Amortization and depreciation expenses were approximately $1.8 million and $3.6 million for the three and nine month periods ended March 31, 1997, respectively, as compared to approximately $2.7 million and $5.4 million for the three and nine month periods ended March 31, 1996. Most of the current year decreases related to the amortization during fiscal 1996 of the contracts of players selected in the 1993 draft to better reflect current value of remaining players contracts. As of March 31, 1997, the remaining unamortized portion of such players contracts was approximately $4.4 million which will be completely amortized by May, 1999.

         SELLING, GENERAL, AND ADMINISTRATIVE (SG&A). Total SG&A expenses increased approximately $1.5 million and $2.2 million during the three and nine months ended March 31, 1997, respectively, as compared to the three and nine month periods ended March 31, 1996, primarily as a result of the additional $1.2 million of SG&A expenses incurred by the newly acquired resort and marine properties during the period from March 4, 1997 (the date of acquisition) through March 31, 1997. The Company also incurred approximately $660,000 of various corporate SG&A expenses considered customary for a public versus private entity during the three and nine month periods ended March 31, 1997.

         INTEREST AND OTHER INCOME. Investment interest income earned increased approximately $1.0 million during the three and nine month periods ended March 31, 1997 as compared to the three and nine months ended March 31, 1996 due to the interest earned on the $65.6 million net proceeds received from the Private Placement on January 30, 1997 (See Footnote 2 within Notes to Unaudited Condensed Consolidated Financial Statements).

         INTEREST AND OTHER EXPENSE. The Company's net interest and other expenses were approximately $500,000 and $2.9 million during the three and nine months ended March 31, 1997, respectively, as compared to $1.3 million and $3.6 million for the three and nine months ended March 31, 1996. Interest expenses decreased primarily due to the repayment of approximately $86.0 million of debt in connection with the Reorganization and from the net proceeds from the Offerings in November of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Since the formation of the hockey franchise in December of 1992 and through the date of the Offerings, all net operating losses of Panthers Ltd. were financed primarily with loans from H. Wayne Huizenga, the Company's Chairman. Such loans, including interest thereon accrued through September 30, 1996, totaled approximately $41.0 million. This entire cumulative advance was exchanged for shares of Class A Common Stock as part of the Reorganization (See Footnote 2 within Notes to Unaudited Condensed Consolidated Financial Statements). The Company does not anticipate borrowing any additional funds from Mr. Huizenga in the foreseeable future.

         Net cash used in operating activities was $4.0 million and $12.7 million in the nine month periods ended March 31, 1997 and 1996, respectively. Net cash flow from financing activities totaled approximately $86.9 million during the nine month period ended March 31, 1997 and primarily consisted of the $66.3 million net proceeds from the Offerings and the $65.6 million net proceeds from the Private Placement. Additionally, $45.0 million of the net proceeds from the Offerings were used to repay the Company's outstanding indebtedness under the two term loans. The Company has invested the remaining net proceeds in short-term, investment grade, interest bearing investments. Such available capital will be used to finance operations and capital infusions relating to expansions, including future acquisitions.

         Capital expenditures of approximately $950,000 and $60,000 were made during the nine month periods ended March 31, 1997 and 1996, respectively. The increase in capital expenditures were primarily attributable to the various activities of the businesses acquired during the nine month period ended March 31, 1997.

         The Company is in the process of negotiating a new credit facility. It is anticipated that the new credit facility will provide for a line of credit up to $150.0 million and will be secured by certain tangible and intangible assets of the Company. The new credit facility is expected to limit the Company's ability to pay cash dividends. In addition, the NHL's Bylaws preclude any one of its members from paying cash dividends, unless paying such cash dividends will not impair the member's ability to (i) meet its projected expenses for the ensuing 12 month period without the use of borrowed funds, other than short-term borrowings, and (ii) maintain adequate reserves to fund the future payment of all deferred player compensation and other deferred obligations for past services.

         The grant of a security interest in any of the assets of the Panthers Ltd., or any direct or indirect ownership interest in the Company of 5% or more, shall require the prior approval of the NHL, which may be withheld in the NHL's sole discretion and, in that connection, the NHL will require a consent agreement satisfactory to the NHL. NHL rules limit the amount of debt that may be secured by the assets of, or ownership interests in, an NHL club and require that the parties to any secured loan that is approved execute an agreement limiting the rights of the lenders and the club (or shareholder) under certain circumstances, including upon an event of default or foreclosure. These limitations may adversely affect the rights of the club (or shareholder) under certain circumstances.

         On November 15, 1996, construction began on the Broward County Civic Arena. All construction costs are being fully funded by Broward County. Pursuant to the Development Agreement with Broward County, the Company will bear all costs related to the development of the Broward County Civic Arena in excess of $184.7 million. To date, all construction efforts are on schedule and within budget, and it is not anticipated that the Company's cash flow will be adversely affected by the project.

FINANCIAL CONDITION

          The reduction of indebtedness with the net proceeds of the Offerings has improved the Company's liquidity by reducing both the Company's interest expense and the principal amount of the indebtedness required to be repaid in the future. The recent acquisition of Pier 66 and Bahia Mar is expected to have a positive impact on the Company's cash flows. Without considering the impact of the proposed acquisition by the Company of the ownership interests in Boca (See Footnote 3 within Notes to Unaudited Condensed Consolidated Financial Statements), the Company expects negative cash flows and net losses to continue until the Panthers begin playing at the Broward County Civic Arena, which is expected to be completed in time for the 1998-99 hockey season. The Company believes that the remaining net proceeds from the Offerings and the Private Placement, together with its existing cash and cash equivalents, revenues from its future operations and available borrowings under the new credit facility, will be sufficient to enable it to maintain its current and planned operations until the opening of the Broward County Civic Arena.

         Cash and cash equivalents at March 31, 1997 were approximately $75.1 million as compared to approximately $470,000 at June 30, 1996. The increase was attributable primarily to the net proceeds of the Offerings on November 13, 1996 and the Private Placement on January 31, 1997.

         Accounts receivable at March 31, 1997 were approximately $10.4 million as compared to $3.1 million at June 30, 1996. This increase was mainly caused by increased contractual advertising and broadcasting receivables for the 1996-97 season and the added receivables relating to the newly acquired resort and marina properties.

         Prepaid expenses and other assets at March 31, 1997 were approximately $1.8 million as compared to approximately $170,000 at June 30, 1996. This increase was mainly attributable to the newly acquired resort and marina properties.

         Property and equipment increased to approximately $129.1 million at March 31, 1997 from approximately $1.0 million at June 30, 1996, primarily due to the various business acquisitions.

         Other intangible assets were $6.1 million at March 31, 1997 and were comprised of the goodwill booked in connection with the acquisition of the ice rink facility on January 31, 1997.

         Deferred revenue at March 31, 1997 were approximately $6.5 million as compared to approximately $1.0 million at June 30, 1996. This increase was caused by playoff ticket collections which occurred in March 1997 which will be recognized on a per game basis during the Stanley Cup Playoffs in the fourth quarter. To the extent all playoff games are not played customer deferred revenue balances will either be refunded or carried over to the 1997-98 season. The $1.0 million deferred revenue balance at June 30, 1996 represented playoff ticket dollars collected but not earned in the prior year Stanley Cup Finals because the final round of playoffs ended after four games.

         Accounts payable and accrued expenses were $9.3 million at March 31, 1997 as compared to $2.3 million at June 30, 1996. The increase is primarily attributable to the various business acquisitions.

         Current maturities of long-term debt was $15.2 million at March 31, 1997 and was related to the debt assumed in connection with the acquisition of Bahia Mar.

         Long-term debt of approximately $26.0 million at March 31, 1997 related to the debt assumed in connection with the acquisition of Pier 66, while approximately $25.0 million of long-term debt associated with the formation of the hockey franchise was in place at June 30, 1996 and was paid off with the proceeds from the Offerings.

         Shareholders equity increased approximately $248.0 million during the nine months ended March 31, 1997 primarily due to the sale of Class A Common Stock and the Reorganization in November 1996 and the Private Placement in January 1997, and the various business acquisitions during the period.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, AND AMORTIZATION ("EBITDA")

         EBITDA is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. This measurement of operating performance is particularly useful in analyzing the Company's results of operations mainly due to the fact that the original franchise fees attributable to the player contracts acquired are currently being amortized over approximately six years which, based on the current remaining unamortized balance of player contracts, results in amortization of approximately $2.2 million per year. EBITDA for the nine months ended March 31, 1997 amounted to a $2.1 million loss as compared to a loss of $9.4 million in the nine months ended March 31, 1996.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the Registrant's Quarterly Reports on Form 10-Q filed with the Commission on December 23, 1996 and January 21, 1997, respectively, for a description of material legal proceedings. In addition, the following lawsuits are pending against the Company.

         A lawsuit was filed on January 9, 1997 by Arena Development seeking a determination as to the applicability of Broward County's Prevailing Wage Ordinance to the construction of the Facility. The suit was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint filed alleged that the Prevailing Wage Ordinance did not apply to the construction of the Broward County Civic Arena for two reasons: (i) the Prevailing Wage Ordinance only applies to construction contracts in excess of $250,000 to which Broward County is a party and Broward County is not a party to the construction contract between Arena Development and the general contractor, and (ii) the development agreement (the "Development Agreement") relating to the development of the Facility contains all the obligations and responsibilities of Arena Development and Broward County and does not include a provision mandating that Arena Development comply with the Prevailing Wage Ordinance. The Prevailing Wage Ordinance requires that all contracts to which the ordinance applies must contain such a provision. The lawsuit asked for a declaratory judgment finding the Prevailing Wage Ordinance inapplicable to the construction of the Facility. On February 21, 1997, the Seventeenth Judicial Circuit Court ruled against Arena Development finding that the Prevailing Wage Ordinance was applicable to the construction of the Facility. The Company has appealed the decision. An unfavorable outcome of this suit may require the Company to incur additional costs up to $4,500,000.

         On January 28, 1997 and February 3, 1997, purported class action lawsuits were filed against the Company and certain of its directors and officers in the United States District Court for the Southern District of Florida. The lawsuits allege, among other things, that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by making untrue statements or omitting to state material facts in connection with the sales of the Class A Common Stock by the plaintiff and others in the purposed class between November 13, 1996 and December 22, 1996. The lawsuits generally seek, among other things, certification as a class and an award of damages in an amount to be determined at trial. The Company intends to vigorously defend against these lawsuits.

         On April 9, 1997, Allied Minority Contractors Association, Inc., Overnight Success Construction, Inc., Reed, Jr. Plumbing, Inc. and Christopher Mallard (collectively, the "Broward County Plaintiffs") filed a lawsuit against Broward County and Arena Development in the Seventeenth Judicial Circuit in and for Broward County, Florida. This lawsuit alleges that Broward County entered into an agreement with Arena Development to develop the Facility in violation of Florida law and Broward County ordinances. The Broward County Plaintiffs seek, among other things, to nullify the Development Agreement. The Company believes that the lawsuit is without merit and intends to vigorously defend against the lawsuit. An unfavorable outcome of the lawsuit may have a material adverse effect on the Company's financial condition or results of operations.

         On April 22, 1997, Mechanical Services of Orlando ("Mechanical Services") filed a lawsuit against, among others, Florida Panthers Ice Ventures, Inc., a wholly-owned subsidiary of the Company ("FPIVI"), in the Seventeenth Judicial Circuit in and for Broward County, Florida. The lawsuit alleges that Mechanical Services provides services and materials in connection with the construction of a twin-pad ice rink located in Coral Springs, Florida. Mechanical Services seeks damages in the amount of $143,295, plus interest, taxable costs and attorney's fees. An unfavorable outcome of the suit may require the Company to incur additional costs.

ITEM 2.  CHANGES IN SECURITIES

         On January 30, 1997, the Company issued and sold 2,460,000 shares of Class A Common Stock in connection with the Private Placement at a price of $27.75 per share to certain accredited investors. The Private Placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and resulted in net proceeds to the Company of approximately $67 million after deducting placement agency fees and other expenses.

         On January 31, 1997, the Company acquired substantially all the assets of Iceland (Coral Springs) Corp. ("Iceland") and Iceland Holdings, Inc. ("IHI"), comprising of certain assets relating to the business of owning and operating a twin-pad ice rink facility located at Coral Springs, Florida. The consideration paid by the Company in connection with these acquisitions included 212,766 shares of Class A Common Stock. The sale of such shares of Class A Common Stock to the sole shareholder of Iceland and IHI was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On March 4, 1997, the Company acquired all of the direct and indirect ownership interests of Pier 66 and Bahia Mar in exchange for 4,450,000 and 3,950,000 shares of Class A Common Stock, respectively. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         In connection with the acquisition of two hotels located in Fort Lauderdale, Florida, the Company sought the approval of its shareholders through a solicitation statement, dated March 4, 1997. The shareholders were asked to approve and adopt: (i) an Exchange Agreement, dated as of December 22, 1996 (the "Pier 66 Exchange Agreement"), pursuant to which the Company would acquire, directly or indirectly, all the general and limited partnership interests in 2301 SE 17th St., Ltd., a Florida limited partnership ("2301 Ltd."); and (ii) an Exchange Agreement, dated as of December 22, 1996 (the "Bahia Mar Exchange Agreement"), pursuant to which the Company would acquire, directly or indirectly, all the general and limited partnership interests in Rahn Bahia Mar, Ltd., a Florida limited partnership ("Rahn Ltd."). The Pier 66 Exchange Agreement and the Bahia Mar Exchange Agreement (collectively, the "Exchange Agreements") provided for, among other things, the exchange of an aggregate of 8,400,000 shares of the Company's Class A Common Stock and an assumption by the Company of approximately $41 million in mortgage-related debt for all the ownership interests in 2301 Ltd. and Rahn Ltd. The Exchange Agreements were approved by a majority of each class of the outstanding shares entitled to vote on the matter.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

                  Exhibit 27 - Financial Data Schedule (for the use the Commission only)

         (b)      REPORTS ON FORM 8-K

         The following reports on Form 8-K have been filed with the Commission during the quarter for which this report is filed.

                  (i) Form 8-K, relating to an event which occurred on January 30, 1997, was filed with the Commission on February 18, 1997. The Form 8-K was filed in connection with the completion of the private placement undertaken by the Company.

                  (ii) Form 8-K, relating to an event which occurred on January 31, 1997, was filed with the Commission on February 18, 1997. The Form 8-K was filed in connection with the acquisition of substantially all of the assets of Iceland and IHI, comprising of certain assets relating to the business of owning and operating a twin-pad ice rink facility located at Coral Springs, Florida.

                  (iii) Form 8-K, relating to an event which occurred on February 25, 1997, was filed with the Commission on February 25, 1997. The Form 8-K was filed in connection with the restatement of the Company's consolidated financial statements (the "Consolidated Financial Statements") for the fiscal years ended June 30, 1996, 1995 and 1994. The Consolidated Financial Statements were included in the Form 8-K.

                  (iv) Form 8-K, relating to an event which occurred on March 4, 1997, was filed with the Commission on March 19, 1997. The Form 8-K was filed in connection with of the acquisition of Pier 66 and Bahia Mar. Certain financial statements and pro forma information were included in the Form 8-K.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FLORIDA PANTHERS HOLDINGS, INC.


                                  By: /s/ Richard H. Evans
                                      -------------------------------------
                                      Richard H. Evans, President


                                  By: /s/ William M. Pierce
                                      -------------------------------------
                                      William M. Pierce, Senior Vice President
                                      and Chief Financial Officer