Form 10-Q/A
period 1997-03-31
FLORIDA PANTHERS HOLDINGS INC
filed 1997-06-05
CIK 1020905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

         As of June 5, 1997, 23,393,444 shares of the Registrant's Class A Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


This Amendment to Quarterly Report on Form 10-Q for the period ended March 31, 1997 is being filed to correct the misclassification between contributed capital and accumulated deficit.

                         FLORIDA PANTHERS HOLDINGS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                 March 31,        June 30,
                                                                                    1997            1996
                                                                                 ---------       ---------
                                        ASSETS

Current Assets:
       Cash and equivalents ...............................................      $  75,129       $     465
       Accounts receivable ................................................         10,445           3,119
       Prepaid expenses and other .........................................          1,831             172
                                                                                 ---------       ---------
              Total current assets ........................................         87,405           3,756

Property and equipment, net ...............................................        129,152             972
Franchise cost, net of accumulated amortization of $2,279 and
       $1,823 at March 31, 1997 and June 30, 1996, respectively ...........         22,033          22,489
Player contract acquisition costs, net of accumulated amortization of $21,250 and $19,180 at March 31, 1997 and June 30,
       1996 respectively ..................................................          4,438           6,507
Other intangible assets, net of accumulated amortization of $25
       at March 31, 1997 ..................................................          6,118            --
Other assets ..............................................................         12,925          14,036

                                                                                 ---------       ---------
       Total assets .......................................................      $ 262,071       $  47,760
                                                                                 =========       =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Deferred revenue ...................................................      $   6,541       $     988
       Note payable-related party .........................................           --            40,172
       Related party debt .................................................           --            20,000
       Accounts payable and accrued expenses ..............................          9,298           2,313
       Current portion of long-term debt ..................................         15,235            --
       Other current liabilities ..........................................          3,611           4,313

                                                                                 ---------       ---------
             Total current liabilities ....................................         34,685          67,786

Long-term debt ............................................................         25,951          25,000
Other non-current liabilities .............................................          1,560           3,277
Shareholders' equity:
       Class A Common Stock, $.01 par value, 100,000,000 shares
           authorized and 23,393,444 shares issued and outstanding ........            234               9
       Class B Common Stock, $.01 par value, 10,000,000 shares
            authorized and 255,000 shares issued and outstanding ..........              3            --
       Contributed capital ................................................        200,124         (48,312)
       Accumulated deficit ................................................           (486)           --
                                                                                 ---------       ---------
              Total shareholders' equity ..................................        199,875         (48,303)

                                                                                 ---------       ---------
       Total liabilities and shareholders' equity .........................      $ 262,071       $  47,760
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

         The Company's consolidated results of operations on an unaudited pro forma basis assuming that the above acquisitions had occurred at the beginning of the period presented are as follows:


                                                  Nine Months Ended      Nine Months Ended
                                                    March 31, 1997         March 31, 1996
                                                  -----------------      -----------------
          Revenue                                       $ 67,582           $ 55,075
          Net operating income (loss)                   $ (1,083)          $ (9,106)
          Net loss                                      $ (5,230)          $(15,531)
          Proforma fully diluted earnings per           $   (.29)          $  (1.14)
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

4.       PROPERTY AND EQUIPMENT

         A summary of property and equipment is shown below:

                                               March 31, 1997  June 30, 1996
                                               --------------  -------------
          Land and improvements                  $  28,588       $  --
          Buildings and improvements                89,106           792
          Furniture, fixtures and equipment         12,838           932
                                                 ---------       -------
                                                 $ 130,532       $ 1,724
          Less:  accumulated depreciation           (1,380)         (752)
                                                 ---------       -------
                                                 $ 129,152       $   972
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