Form 10-K405
period 1997-06-30
FLORIDA PANTHERS HOLDINGS INC
filed 1997-09-29
CIK 1020905

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                              OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 1-13173

                        FLORIDA PANTHERS HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   FLORIDA                                      65-0676005
          (State of Incorporation)                 (I.R.S. Employer Identification No.)

         450 EAST LAS OLAS BOULEVARD                               33301
          FORT LAUDERDALE, FLORIDA                              (Zip Code)
  (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (954) 712-1300

          Securities registered pursuant to Section 12(b) of the Act:

               TITLE OF CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
               --------------                    -----------------------------------------
            Class A Common Stock,                         New York Stock Exchange
          par value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 24, 1997, the registrant had 31,684,565 shares of Class A Common Stock outstanding and, at such date, the aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant was approximately $439,448,008. As of September 24, 1997 the registrant had 255,000 shares of Class B Common Stock outstanding, none of which was held by a non-affiliate of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III Portions of the Registrant's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

     Part IV Portions of previously filed reports and registration statements.
================================================================================

                                     INDEX
                                  TO FORM 10-K

                                     PART I

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    17
Item 3.   Legal Proceedings...........................................    17
Item 4.   Submission of Matters to a Vote of Security-Holders.........    19

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    20
Item 6.   Selected Financial Data.....................................    21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    22
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    28
Item 8.   Financial Statements and Supplementary Data.................    29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    48

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........    49
Item 11.  Executive Compensation......................................    49
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    49
Item 13.  Certain Relationships and Related Transactions..............    49

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    50

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Florida Panthers Holdings, Inc. (the "Company") is a holding company with subsidiaries currently operating in two business segments: (i) leisure and recreation (the "Leisure and Recreation Business") and (ii) entertainment and sports (the "Entertainment and Sports Business"). The Company was formed in July 1996 and, upon the completion of its initial public offering and concurrent offering (the "Initial Offerings") in November 1996, continued the operations of the Florida Panthers Hockey Club (the "Panthers"), a professional hockey team which has been a member of the National Hockey League ("NHL") since 1993. Following completion of the Initial Offerings, the Company expanded into the Leisure and Recreation Business, through the ownership and operation of high-end destination luxury resorts, and diversified the Entertainment and Sports Business to include ice skating rink operations. The Company's current focus is on expanding the Leisure and Recreation Business. The primary elements of the Company's current business strategy include: (i) the development of capital projects (additional unit construction, recreational amenities and conference space) at its existing luxury resorts, (ii) the expansion of the core upscale clientele of the Leisure and Recreation Business, which will increase the Company's ability to cross-market other services to this customer base and (iii) the acquisition of other luxury resorts. In executing its business strategy, the Company continuously evaluates opportunities in other industries and businesses for potential strategic acquisitions where the Company believes it can leverage its competitive strengths and increase shareholder value.

     The Leisure and Recreation Business currently consists of the Company's interests in four high-end destination luxury resort operations: the Boca Raton Resort and Club ("Boca Resort"), the Registry Resort at Pelican Bay ("Registry Resort"), the Hyatt Regency Pier 66 Hotel and Marina ("Pier 66") and the Radisson Bahia Mar Resort and Yachting Center ("Bahia Mar") (Boca Resort, Registry Resort, Pier 66 and Bahia Mar are collectively referred to as the "Resort Facilities").

     Boca Resort is a destination luxury resort and private club fronting on both the Atlantic Ocean and Intracoastal Waterway in Boca Raton, Florida. Boca Resort includes 963 luxury guest rooms, a 50,000 sq. ft. conference center, a separate 140,000 sq. ft. conference center currently under construction, a 25 slip marina, two 18 hole championship golf courses, a 31 court tennis club, five swimming pools, an indoor basketball court, two indoor racquetball courts, a fitness center, a half mile of private beach with various water sports facilities and 15 food and beverage sites ranging from five-star cuisine to beach side grills. Boca Resort has consistently been awarded the Readers' Award as one of the "Top 25 Hotels in North America" by Travel & Leisure magazine.

     Registry Resort is a luxury resort located on the Gulf of Mexico in Naples, Florida, within a 90-minute drive of the east coast of South Florida. The Company currently owns approximately 68% of Registry Resort and has made offers to acquire the remaining 32%. Registry Resort includes 474 luxury guest rooms, a conference center, recreational areas, restaurant and retail outlets, a 15 court tennis facility and a nature reserve boardwalk, as well as water sports and other beach amenities. Registry Resort has received Mobile Travel Guide's Four Star Award, as well as AAA's Four Diamond Award, and has been cited by Conde Nast Traveler magazine as one of the best resorts in the United States.

     Pier 66 is a luxury resort and marina located on the Intracoastal Waterway in Fort Lauderdale, Florida. Pier 66 includes 380 luxury guest rooms, a 142 slip marina, three swimming pools, meeting space and six restaurants and lounges. Pier 66 has received the Mobil Travel Guide's Four Star Award and AAA's Four Diamond Award.

     Bahia Mar is a resort and marina complex located on the Atlantic Ocean in Fort Lauderdale, Florida. Bahia Mar includes 300 luxury guest rooms, a 350 slip marina, four tennis courts, meeting space and retail space. Bahia Mar has received the Mobil Travel Guide's Three Star Award and AAA's Three Diamond Award, as well as the 1995 Radisson President's Award and a City of Fort Lauderdale Community Appearance Award.

     The Company's Entertainment and Sports Business currently consists of the Company's hockey operations, arena development and management operations and ice skating rink operations. The Company's hockey operations consist of the ownership and operation of the Panthers. The Company's arena development and management operations involve a new multi-purpose, state-of-the-art entertainment and sports center (the "Broward County Arena") in Broward County, Florida. Pursuant to an operating agreement between the Company and Broward County, upon completion of the Broward County Arena, the Company will manage and operate the Broward County Arena, where the Panthers will play their home games. The Company also owns approximately 78% of Decoma Miami Associates, Inc. ("Decoma"), the entity which operates the Miami Arena, the arena where the Panthers play their home games. The Company's ice skating rink activities consist of the operation of Incredible Ice, a twin-pad ice skating rink facility in Coral Springs, Florida and Gold Coast, an ice skating rink facility in Pompano Beach, Florida.

     The Company was incorporated in Florida on July 3, 1996. In connection with the Initial Offerings, the Company's Class A common stock, par value $.01 per share ("Class A Common Stock") began trading on The Nasdaq National Market on November 13, 1996 under the symbol "PUCK." On July 11, 1997, the Class A Common Stock began trading on the New York Stock Exchange under the symbol "PAW."

BUSINESS STRATEGY

     The Company's current business strategy is to focus on expanding the Leisure and Recreation Business. The primary elements of such business strategy include: (i) the development of capital projects (additional unit construction, recreational amenities and conference space) at the Resort Facilities; (ii) the expansion of the core upscale clientele of the Leisure and Recreation Business, which will increase the Company's ability to cross-market other services to this customer base and (iii) the acquisition of other luxury resorts. In executing its business strategy, the Company continuously evaluates opportunities in other industries and businesses for potential strategic acquisitions where the Company believes it can leverage its competitive strengths and increase shareholder value. For certain risks involved with the Company's business strategy, see "Risk Factors."

     Management believes that the Resort Facilities will allow for significant internal growth. At the time of acquisition, each of the Resort Facilities either (i) had ongoing expansion and/or improvements programs, which had been funded from internal and external sources of capital or from reserves in place to pay for such programs, or (ii) had recently completed expansion and/or improvement programs. In addition, the Company believes that additional value can be added to each of the Resort Facilities through either the expansion of room inventory and conference facilities and/or the addition of leisure and recreation facilities.

     Boca Resort is currently engaged in a $46.5 million fully-funded expansion program. The expansion includes a recently completed 31 court tennis club, a new Couples/Bates designed championship golf course to be completed by the end of 1997 and a new 140,000-square-foot conference center to be completed in early 1998. The completion of the conference center will allow Boca Resort to accommodate more than one large group at a time, resulting in better utilization of its 963 luxury guest rooms. In addition, Boca Resort has received local municipal zoning approval to build 57 luxury two-bedroom suites at its marina and to build a luxury spa complex.

     Registry Resort will complete a $1.4 million room renovation in the fall of 1997. The Company also believes that additional conference space can be added to Registry Resort.

     Pier 66 undertook a $3.8 million renovation project in 1993, which has resulted in growing revenue and improved operating results over the past three years. Opportunities exist for expansion of room inventory, as well as meeting space.

     Bahia Mar completed an extensive $8.1 million renovation project in 1995 and has experienced improved operating results since then. Also, Bahia Mar has land holdings which, subject to obtaining various regulatory and zoning approvals, will allow for future expansion.

     In addition to current expansion projects at the Resort Facilities, the Company is pursuing other internal growth opportunities. Specifically, the Company believes that the Premier Club concept, which was introduced in 1991 at the Boca Resort complex, will serve as a model for expansion of its current and potential future resort facilities. The Company believes that the Premier Club concept, when applied to the other Resort Facilities (particularly Registry Resort) will allow such facilities to increase value and potential cash flow without incurring significant additional capital expenditures. In addition, management believes that the cash flow from additional Premier Clubs may help reduce the impact of seasonality on the luxury resort business.

     The Premier Club concept consists primarily of club memberships which allow individuals access to recreational facilities utilized by resort guests. The Boca Resort Premier Club program requires an initial membership fee and annual dues based on the number and type of facilities the member uses. Applications for membership in the Boca Resort Premier Club currently require a fee of $35,000 plus minimum annual dues of $2,200. The annual dues increase based upon access to recreational facilities. The Boca Resort Premier Club represents a significant source of cash flow at Boca Resort. The Company expects that the Premier Club concept will allow the Company to market resort properties, restaurants, pools, and, where available, tennis, golf and other leisure and recreation amenities to people in local communities as a country club/social club setting.

     Additionally, the Company believes that it can generate additional revenues by extending the Boca Resort model of non-room based revenues to the other Resort Facilities. Boca Resort derives approximately 40% of its total revenues from rooms, approximately 30% of its total revenues from food and beverage and approximately 30% of its total revenues from the leisure and recreation operation of marinas, retail sales, rental income from the lease of retail space within the resort complexes and other non-room based revenues.

     In expanding the Leisure and Recreation Business, the Company is seeking to increase its core upscale clientele, such as corporate and other group customers, individual business travelers and upscale leisure travelers, and to cross-market other Company resorts and services to this customer base. The Company believes that conditions in the luxury resort market favor such cross-marketing. Although the number of rooms in the luxury resort market has remained flat for most of the 1990's, demand for these rooms has grown by approximately 6.7% during the period from 1991 to 1996. Moreover, the Company believes that destination luxury resorts will continue to benefit from trends and developments which favorably impact the North American resort industry. The factors include: demographic shifts among the U.S. population which have created a greater percentage of Americans with both increased leisure time and higher disposable income, a greater focus among leisure travelers on active vacations, the increased popularity of golf and a growing interest in luxury resorts among upscale leisure travelers.

     The Company views an upscale customer base as desirable for a number of reasons. First, the Company believes the market potential of the upscale customer base to be significant. The domestic corporate and other group conference market represents annual revenues of approximately $9 billion. Second, the Company believes the customer base in the luxury resort segment of the market to be more recession-resistant than the customer base in the general hotel and lodging market and, as a result, the Company would be less impacted by an economic downturn. Third, the Company believes such a customer base will allow it to experience more stable growth than the general hotel and lodging market, while offering opportunities to expand into other industries and businesses which may service the same customer base.

     The Company believes that the luxury resort market offers significant opportunities for it to make additional acquisitions. There has been limited new luxury resort construction since 1992 due to the substantial barriers to entry relating to this industry. These barriers include, but are not limited to (i) the difficulty of finding suitable property for such resorts, (ii) the time involved in obtaining zoning and regulatory permits and approvals and (iii) the significant costs, together with development and holding periods, associated with building such resorts. Based upon the Company's reputation, size and financial resources, management believes that opportunities exist to acquire resort properties for less than replacement cost. In addition, due to the fragmented nature of the luxury resort market, the Company believes that the acquisition and consolidation of luxury resort facilities provides opportunities for cost savings in several areas. These cost savings opportunities include the consolidation of reservation systems, coordinated sales and marketing efforts, reduced costs for financing and insurance and decreased management overhead.

     The Company expects that its acquisition targets will include destination luxury resorts with internal growth potential or mid-range resorts in highly desirable locations that can be upgraded and which have sufficient land for expansion. Resorts that are most likely to be acquisition targets are those that
(i) have a large room inventory in a popular tourism and convention geographic location, (ii) offer or could offer quality leisure and recreational amenities and (iii) provide the opportunity to cross-market such amenities to the Company's upscale clientele. While the Company believes that the state of Florida continues to be a popular destination for pleasure travel in the United States, it is currently considering possible acquisitions in other key regional locations throughout the United States. Also, unlike some participants in the industry that only manage resorts, the Company intends to pursue a policy of both ownership and operation. The Company believes that ownership gives it sufficient control to implement its business strategy and allows it fully to benefit from any increase in the value of its luxury resort portfolio.

     The Company believes that the acquisition of additional destination resorts and the consolidation of them into the Company's Leisure and Recreation Business would provide favorable cross-marketing opportunities. For example, corporate and other group customers that hold conferences on a regular basis prefer to rotate their conference locations among various regions of the United States, including the east and west coasts. By offering a significant number of affiliated luxury resort alternatives, the Company believes that it will be able to encourage its customers to utilize the Company's resort facilities on a regular basis. The Company believes that its superior facilities and emphasis on guest service greatly enhance opportunities for repeat business. The Company has assembled a management team with significant business experience in the luxury resort and hotel industries. See "Leisure and Recreation Business -- Management Team."

     In addition to its expansion into the Leisure and Recreation Business, the Company has remained active in the Entertainment and Sports Business. The Company believes that the Entertainment and Sports Business is poised to experience further growth by capitalizing on the increasing popularity of hockey in general, as well as the success of the Panthers in particular. The Company believes that the completion of the Broward County Arena, which is currently scheduled for October 1998, will enhance its ability to market the Panthers, as well as its ability to provide first-rate service for a variety of other forms of entertainment. The Company also believes that the continued popularity of hockey should bolster the success of the ice rink operations. The Company has assembled a management team with significant experience in the entertainment and sports industry. See "Entertainment and Sports Business -- Management Team."

     Notwithstanding the Company's focus on its current businesses, management actively seeks and evaluates opportunities in other industries and businesses for potential strategic acquisitions where the Company believes it can leverage its competitive strengths and increase shareholder value.

ACQUISITIONS

  Acquisitions Completed During the Fiscal Year Ended June 30, 1997 Subsequent to the Initial Offerings

     On June 26, 1997, the Company indirectly acquired all of the assets of Boca Resort. The Company paid the following consideration: (i) a non-managing general partnership interest in Panthers BRHC Limited, the limited partnership which was created to own and operate Boca Resort; (ii) warrants to purchase 869,810 shares of Class A Common Stock; (iii) 189,574 shares of Class A Common Stock, which were used to compensate certain affiliates of Boca Raton Hotel and Club Limited Partnership ("Boca Partnership"), the entity which previously owned Boca Resort;
(iv) 82,729 shares of Class A Common Stock, which were used to pay persons to whom Boca Partnership is obligated to pay fees; (v) exchange rights which, when distributed, will entitle such holders, without any additional consideration, to sell their partnership interests to an affiliate of the Company in exchange for approximately 4,242,586 shares of Class A Common Stock exercisable at any time before January 1, 2001 and (vi) the assumption of indebtedness and payment of deferred fees and additional interest charges owed by the Boca Partnership in the amount of approximately $205.9 million.

     On May 31, 1997, the Company acquired the rights to operate the Gold Coast Ice Arena located in Pompano Beach, Florida, in exchange for 34,760 shares of Class A Common Stock. Gold Coast is the current practice facility of the Panthers and provides open skating, ice hockey leagues and other programs to the public.

     On March 4, 1997, the Company acquired all of the ownership interests in each of Pier 66 and Bahia Mar, in exchange for 4,450,000 shares and 3,950,000 shares of the Company's Class A Common Stock, respectively.

     On January 31, 1997, the Company indirectly acquired assets relating to the business of owning and operating Incredible Ice, a twin-pad ice rink facility located in Coral Springs, Florida, the rights to certain twin-pad ice rink facility sites located throughout Florida and certain trademarks. In exchange for such assets, the Company assumed approximately $8.1 million in construction-related debt and paid $1.0 million in cash and 212,766 shares of Class A Common Stock.

  Acquisition Completed Subsequent to the Fiscal Year Ended June 30, 1997

     On August 13, 1997, the Company acquired interests constituting approximately 68% of Registry Resort in exchange for approximately $75.5 million in cash, together with 918,174 shares of the Company's Class A Common Stock.

  Recent Developments

     On September 8, 1997, the Company announced that it had entered into a definitive agreement to acquire the Rolling Hills Golf Course, which is located in Davie, Florida, for approximately $8.0 million in cash. The consummation of the transaction is subject to customary conditions and approvals.

OPERATIONS

  General

     The Company currently conducts substantially all of its business through its subsidiaries, which include (i) Boca Resort, Registry Resort, Pier 66 and Bahia Mar, (ii) the Florida Panthers Hockey Club, Ltd., a limited partnership formed for the purpose of owning and operating the Panthers, (iii) Arena Development Company, Ltd. ("Arena Development"), a limited partnership formed for the purpose of developing the Broward County Arena, (iv) Arena Operating Company, Ltd. ("Arena Operations"), a limited partnership formed for the purpose of managing and operating the Broward County Arena and (v) Florida Panthers Ice Ventures, Inc., a corporation formed for the purpose of developing ice rink facilities. In addition, the Company owns approximately 78% of the partnership interests in Decoma, the entity which operates the Miami Arena where the Panthers currently play.

LEISURE AND RECREATION BUSINESS

  Management Team

     The Company has assembled a management team with significant business experience in the resort and hotel industry to implement the Company's business strategy as it relates to the Leisure and Recreation Business. The members of the Company's Leisure and Recreation Business management team include:

     Richard Evans. Mr. Evans has been the Company's President and a director since September 1996. From April 1993 to September 1996, Mr. Evans served as the Chief Operating Officer of Gaylord Entertainment Company, a diversified entertainment, hospitality (Opryland Hotel) and communications company ("Gaylord Entertainment"). Prior to joining Gaylord Entertainment, Mr. Evans served as President and Chief Executive Officer of Dorna USA, a sports marketing company, from January 1992 to February 1993. Mr. Evans also served as the President and Chief Executive Officer of Madison Square Garden Corporation from 1987 to 1991, and as Chairman and Chief Executive Officer of Radio City Music Hall Productions from 1980 to 1986. Mr. Evans began his professional career with the Walt Disney Company, where he was involved in the development and construction of Walt Disney World. Subsequent to the opening of Walt Disney World, Mr. Evans was responsible for the operations of Walt Disney World's resort hotels and recreational facilities. Prior to joining the Company, Mr. Evans served as a director of Genesco, Inc. and Bass Pro Shops.

     Dennis J. Callaghan. Mr. Callaghan is one of the Company's Managing Directors -- Resort Division and has been a director of the Company since July 1997. From 1990 to 1997, Mr. Callaghan was President of Callaghan & Partners, Ltd., an entity founded by Mr. Callaghan to acquire, develop, finance, renovate and manage resorts, hotels and residential and commercial properties in the United States and abroad. Mr. Callaghan was an affiliate of Boca Resort and was appointed to the Company's Board of Directors in connection with the acquisition of Boca Resort.

     Michael Glennie. Mr. Glennie currently serves as the President of Boca Resort. Prior to his 10-year tenure with Boca Resort, Mr. Glennie was Manager of the Waldorf Astoria Hotel in New York and worked in various capacities at Rock Resorts, including as its Chief Executive Officer, from 1989 to 1993.

     Theodore V. Fowler.  Mr. Fowler is one of the Company's Managing
Directors -- Resort Division. Mr. Fowler has nearly twenty years experience in real estate financing, investment banking and merger and acquisitions. Mr. Fowler commenced his Wall Street career in 1971 and, for most of the decade of the 1980's, served as co-head of Investment and Merchant Banking for The First Boston Corporation and Prudential-Bache Securities, two of Wall Street's largest firms.

     Gary Chensoff.  Mr. Chensoff is one of the Company's Managing
Directors -- Resort Division. Mr. Chensoff has 20 years experience in the resort and real estate industries. From 1992 to 1997, Mr. Chensoff was employed by Indian Hill Partners, Inc., where he managed resorts, land development projects and commercial office properties. Prior to that, Mr. Chensoff held various positions, including Vice President and Managing Director, during his 11-year tenure with JMB Realty Corporation.

  The Resort Facilities

     The Company's Leisure and Recreation Business currently consists of the Company's four Resort Facilities: Boca Resort, Registry Resort, Pier 66, and Bahia Mar.

     About one-half of the revenues from the Resort Facilities is derived from non-room sources, such as conference center services, marina services, club memberships, food and beverages, retail and other amenities of the resort. Revenue derived from these sources is generally paid by customers in advance, or within 30 days of their stay at the resort.

     Boca Resort. Boca Resort is a destination luxury resort and private club located on over 298 acres of land fronting both the Atlantic Ocean and Intracoastal Waterway in Boca Raton, Florida. Boca Resort offers luxury accommodations and amenities to group conference customers, leisure travelers and the members of its exclusive and private country and social club known as The Premier Club.

     Boca Resort consists of the Cloister, the Tower, Boca Beach Club, the Golf Villas, Boca Country Club, 963 luxury guestrooms, a 50,000 square foot conference center, a 25 slip marina, two 18 hole championship golf courses, a 31 court tennis club, five swimming pools, an indoor basketball court, two indoor racquetball courts and a half mile of private beach with various water sports facilities. Other amenities of Boca Resort include 15 food and beverage sites, ranging from 5-star cuisine to beach side grills, and a new fitness center. Additionally, Boca Resort has commenced a $46.5 million expansion and renovation project which will include: (i) a new 140,000 square foot conference center (25,000 square foot Grand Ballroom/15,000 square foot Junior Ballroom); (ii) a new, state-of-the-art tennis and fitness center complex; (iii) a new and expanded 650-space parking facility and (iv) a new Couples/Bates designed 18-hole golf course to replace its present 18-hole golf course. Boca Resort has an average occupancy of 70% at an average daily room rate of $181. The total room revenue per available room is $127.

     Registry Resort. Registry Resort is a destination luxury resort located on approximately 15 acres of land fronting the Gulf of Mexico in Naples, Florida. The Naples market is a key vacation and conference group destination. Registry Resort consists of 474 guest rooms, a conference center, recreational areas, restaurant and retail outlets, a 15 court tennis facility and a nature reserve boardwalk as well as water sports and beach amenities. Registry Resort has an average occupancy of 75% at an average daily room rate of $171. The total room revenue per available room is $128. Registry Resort has received Mobile Travel Guide's Four Star Award, as well as AAA's Four Diamond Award, and been cited by Conde Nast Traveler magazine as one of the best resorts in the United States.

     Pier 66. Pier 66 is a destination luxury resort and marina complex located on 23 acres of land fronting the Intracoastal Waterway in Fort Lauderdale, Florida. Pier 66 consists of 380 luxury guest rooms, a 142 slip marina, three swimming pools, 22,000 square feet of meeting space and six restaurants and lounges. Pier 66 has an average occupancy of 67% at an average daily room rate of $138. The total room revenue per available room is $93. The Pier 66 Marina has an average occupancy of 61% at an average daily slip rate of $79. Pier 66 has received the Mobil Travel Guide's Four Star Award and AAA's Four Diamond Award.

     Bahia Mar. Bahia Mar is a destination luxury resort and marina complex located on 40 acres of land fronting the Atlantic Ocean. Bahia Mar consists of 300 rooms, a 350 slip marina, four tennis courts, 20,000 square feet of flexible meeting space and 23,000 square feet of retail space. Bahia Mar has an average occupancy of 61% at an average daily room rate of $104. The total room revenue per available room is $63. The Bahia Mar Marina has an average occupancy of 49% at an average daily slip rate of $47. Because of recent renovations to the resort and certain administrative changes designed to improve efficiency, management expects that occupancy percentages and room rates will continue to improve. Bahia Mar has received the Mobile Travel Guide's Three Star Award and AAA's Three Diamond Award, as well as the 1995 Radisson President's Award and a City of Fort Lauderdale Community Appearance Award. The Bahia Mar marina is host to the International Boat Show, an annual six day boating and marine event which is billed as the world's largest in-water Boat Show.

  Franchise, Owner and License Agreements

     Franchise Agreement. Upon the acquisition of Pier 66, the Company assumed the rights under a 20-year franchise agreement (the "Hyatt Franchise Agreement") with Hyatt Franchise Corporation ("Hyatt"). The agreement terminates on November 14, 2014 and contains various early termination provisions and provides for liquidated damages upon such early termination. The Hyatt Franchise Agreement provides for monthly royalty fees based on a percentage of gross room revenue, in the amount of 4.0% through November 30, 1997 and 5.0% thereafter.

     The Hyatt Franchise Agreement also provides for the pro rata allocation of certain Hyatt "allocable chain expenses" based on the relation of Pier 66's total number of guest rooms to the average number of guest rooms in all Hyatt hotels in the United States along with assessments for Gold Passport and national/regional sales promotions. A fee for the use of the Hyatt reservation system is also allocated to Pier 66.

     The Hyatt Franchise Agreement also requires that a reserve, equal to four percent of gross room revenues, be maintained in respect of Pier 66 for replacement of furniture, fixtures and equipment and those repairs and maintenance costs which are capitalizable under generally accepted accounting principles. The franchise agreement requires significant renovations of guest rooms, corridors and other public areas to be performed every five to six years. The replacement of other furniture, fixtures and equipment, as defined in the agreement, is to occur every 10 to 12 years.

     Owner Agreement. Upon the acquisition of Pier 66, the Company assumed the rights under the Hyatt Hotel Franchise Owner Agreement (the "Owner Agreement"), pursuant to which the parties agree that Hyatt shall notify the Company upon a voluntary surrender, a default or a breach by Pier 66 Management under the Hyatt Franchise Agreement and the Company shall have an opportunity to cure any such breach or default. In addition, upon any termination of Pier 66 management under the Pier 66 Management Agreement, the Hyatt Franchise Agreement shall terminate unless the Company employs a substitute manager that Hyatt approves, provided such manager is qualified under the terms of the Owner Agreement. The substitute manager will assume the duties and responsibilities as franchisee under the Hyatt Franchise Agreement. The Owner Agreement also contains requirements that Hyatt consent to any financing transactions, sales or other transfers involving Pier 66, which consent shall not be unreasonably withheld or delayed by Hyatt. The Owner

Agreement also obligates the Company to observe and be bound by certain terms, conditions and restrictions contained in the Hyatt Franchise Agreement.

     License Agreement. Upon the acquisition of Bahia Mar, the Company assumed the rights under a ten-year license agreement (the "Radisson License Agreement") with Radisson Hotels International, Inc. ("Radisson"). The terms of the Radisson License Agreement allow the Company to operate the hotel using Radisson's proprietary hotel management system. Annual fees payable to Radisson pursuant to the Radisson License Agreement are 4.0% of the first $7.0 million of gross room sales and 5.0% of gross room sales (as defined by the license agreement) in excess of $7.0 million through December 31, 1997. The remainder of the term requires fees in the amount of 5.0% of gross room sales.

  Management Agreements

     The Company is a party to a hotel management agreement (the "Pier 66 Management Agreement") with Pier 66 Management pursuant to which Pier 66 Management operates Pier 66. Pier 66 Management has managed Pier 66 since June 29, 1993. The remaining term of the Pier 66 Management Agreement is approximately three years, and it provides for an annual management fee of approximately $500,000, payable in monthly installments, and it requires Pier 66 Management to set aside cash from Pier 66 operations for the purchase, replacement and renewal of furniture, fixtures and equipment and non-routine repairs and maintenance to the building. The amount to be reserved is 4.0% of Pier 66's gross revenues each month during the term of the Pier 66 Management Agreement.

     The Company is also a party to a separate hotel management agreement (the "Bahia Mar Management Agreement") with Bahia Mar Management pursuant to which Bahia Mar Management operates Bahia Mar. Bahia Mar Management has managed Bahia Mar since June 30, 1994. The remaining term of the Bahia Mar Management Agreement is approximately three years. The Bahia Mar Management Agreement requires annual fees equal to 2.0% of gross room sales payable in monthly installments and it requires Bahia Mar Management to set aside cash from Bahia Mar operations for the purchase, replacement and renewal of furniture, fixtures and equipment and non-routine repairs and maintenance to the building. The amount to be reserved is 4.0% of Bahia Mar's gross revenues each month during the term of the Bahia Mar Management Agreement.

  Environmental Matters

     Under various federal, state, and local environmental laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. In connection with the ownership and operation of its properties, the Company may be potentially liable for any such costs. Phase I environmental site assessments (the "Phase I Assessments") have been obtained for the real property on which each of the Resort Facilities is located. Phase I Assessments are intended to identify existing, potential and suspected environmental contamination and regulatory compliance concerns, and generally include historical reviews of the property, reviews of certain public records, preliminary investigations of the site and surrounding properties and the preparation and issuance of written reports. The Phase I Assessments have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity of its Leisure and Recreation Business, nor is the Company aware of any such material liability or concern. Phase I Assessments cannot, however, provide full and complete knowledge of environmental conditions and compliance matters. Therefore, no assurances can be given that material environmental liabilities or compliance concerns do not exist or that there are no material environmental liabilities or compliance concerns of which the Company is unaware.

ENTERTAINMENT AND SPORTS BUSINESS

  Management Team

     The Company has assembled a management team with significant business experience in entertainment and sports to implement the Company's business strategy as it relates to the Entertainment and Sports Business. The members of the Company's Entertainment and Sports management team include:

     William Torrey. Mr. Torrey has been the President and Governor of the Florida Panthers Hockey Club, Inc. since September 1993. Prior to joining the Company, Mr. Torrey was associated with the New York Islanders Hockey Club (the "Islanders") for twenty-one years in various capacities. From June 1989 to August 1992, Mr. Torrey served as Chairman of the Board of the Islanders. From September 1978 to August 1992, Mr. Torrey served as the President of the Islanders, and from February 1972 to August 1992 he served as the General Manager of the Islanders. Mr. Torrey is a member of the Hockey Hall of Fame, in recognition of his accomplishments as an executive.

     Alex Muxo. Mr. Muxo has been the President of Arena Development and Arena Operator since September 1996. From January 1995 to July 1996, Mr. Muxo served as a Vice President of Huizenga Holdings. Prior to joining Huizenga Holdings, Mr. Muxo served as a Vice President of Blockbuster and Blockbuster Park from May 1994 to January 1995. Prior thereto, Mr. Muxo was the City Manager of the City of Homestead, Florida. During his tenure with the City of Homestead, Mr. Muxo directed and managed the development of Homestead Baseball Stadium, the development of Miami MotorSports Race Track and the substantial redevelopment and reconstruction work required as a result of Hurricane Andrew.

     Judson Perkins. Mr. Perkins has been President of the Company's Entertainment and Recreation Division since May 1997. Prior to joining the Company, Mr. Perkins served as President of the National Basketball Association's (the "NBA") Events and Attractions Group. Prior to his association with the NBA, Mr. Perkins was President and CEO of the Kiel Center Arena in St. Louis, where he was responsible for the design, development, construction and operation of the Kiel Center Arena. From 1987 through 1992, Mr. Perkins held the post of President, Facilities Development and Management Group at Madison Square Garden Corporation, where, in addition to his other duties, he was responsible for the $200 million renovation of Madison Square Garden. Mr. Perkins has also held a senior management position with MSG International, a facility consulting company.

     The Company's Entertainment and Sports Business currently consists of the Company's hockey operations, arena development and management operations and ice skating rink operations.

  Hockey Operations.

     The Company's hockey operations consist of the ownership and operation of the Panthers, a professional hockey team of the NHL. The Company derives its hockey revenue principally from the sale of tickets to the Panthers' home games and national and local broadcasting of Panthers games. The Panthers home games were sold out during the 1996-97 season and are virtually sold out for the upcoming 1997-98 season. The Panthers share equally with the other member clubs in the NHL broadcasting contracts with Fox Broadcasting Co., ESPN, Inc. and Molson Breweries of Canada Limited and also have in place a local broadcasting contract with SportsChannel Florida Associates, a Florida limited partnership, 70% of which is owned by H. Wayne Huizenga, the Chairman of the Company's Board of Directors. The Company also generates revenue from the sale of advertising in game programs and at certain limited locations at the Miami Arena. In addition, the Company derives promotional revenue from various sponsored events.

     Miami Arena. The Company owns approximately 78% of the partnership interests in Decoma, which derives all of its revenue from Miami Arena operations. The Panthers currently play in the Miami Arena, which has a seating capacity of only 14,703. The size of the Miami Arena limits the Company's ability to generate revenue from concessions and the sale of additional tickets. Also, under the terms of the Panthers' current agreement with the Miami Arena, the Miami Heat of the National Basketball Association, as the primary tenant, controls revenue generated from the sale of suites and a majority of the advertising, further limiting the Company's ability to generate certain revenue which is generally available to other NHL franchises. With the scheduled completion of the Broward County Arena by October 1998, the Company anticipates the 1997-98 season to be the Panthers' final season at the Miami Arena. The Company believes its ability to generate additional revenue will be enhanced upon the Panthers' move to the Broward County Arena. See "Arena Development and Operations."

     The National Hockey League Governance. The NHL is generally responsible for regulating the conduct of its members. The NHL establishes the regular season and playoff schedules of the teams. It also negotiates, on behalf of its members, the league's national over-the-air and cable television contracts and the collective bargaining agreement with the NHL Players' Association. Because the NHL is a joint venture, each of its members is, in general, jointly and severally liable for the league's liabilities and obligations and shares in its profits. Under the terms of the Constitution and Bylaws of the NHL, league approval is required under certain circumstances, including in connection with the sale or relocation of a member.

     The NHL and the NHL Players' Association entered into a seven-year NHL Collective Bargaining Agreement on August 11, 1995 that took retroactive effect as of September 16, 1993. The NHL Collective Bargaining Agreement, as amended, expires in September 2004.

     Restrictions on Ownership. The NHL Constitution and Bylaws contain provisions which may in some circumstances operate to prohibit a person from acquiring the Class A Common Stock, thereby affecting its value. In general, any acquisition of shares of Class A Common Stock which will result in a person or a group of persons holding a 5% or more interest in the Company, and each acquisition of shares of Class A Common Stock which will result in a person or a group of persons holding any multiple of a 5% interest, will require the prior approval of the NHL, which may be granted or withheld in the sole discretion of the NHL. In addition, no person who directly or indirectly owns any interest in a privately-held NHL team, or a 5% or more interest in any other publicly-held NHL team, may own, directly or indirectly, a 5% or more interest in the Company, without the prior approval of the NHL. Furthermore, the grant of a security interest in any of the assets of the Panthers, or any direct or indirect ownership interest in the Company, of 5% or more, shall require the prior approval of the NHL, which may be withheld in the NHL's sole discretion and, in that connection, the NHL will require a consent agreement satisfactory to the NHL. See "Risk Factors -- NHL Membership -- Potential Liabilities and Ownership Restrictions."

     Control Requirement. Unless otherwise permitted by the NHL, Mr. Huizenga is required to maintain voting control of the Company at all times. The Company issued to Mr. Huizenga shares of Class B Common Stock to satisfy the control requirements of the NHL. See "Risk Factors -- Control by H. Wayne Huizenga; Voting Rights."

  Arena Development and Operations

     Development of the Broward County Arena. In June 1996, the Company entered into an agreement with Broward County to develop the Broward County Arena, which will be owned by Broward County. The costs incurred in connection with the construction of the Broward County Area are paid primarily through tourist "bed tax" collections. The Company will bear all costs relating to the development of the Broward County Arena in excess of $184.7 million; however, it may require Broward County to advance an additional $18.5 million, which the Company will repay as supplemental rent. There can be no assurance that costs associated with the Broward County Arena will not exceed the $184.7 million budget.

     Operation of the Broward County Arena. In June 1996, the Company entered into a 30-year license agreement (the "License Agreement") and co-terminus operating agreement (the "Operating Agreement") pursuant to which the Company will utilize and operate the Broward County Arena. Under the License Agreement, the Company is entitled to retain (i) 95% of all revenue derived from the sale of general seating tickets to the Panthers' home games and all of certain other hockey-related advertising and merchandising revenue and (ii) the first $14.0 million of "net operating income" generated by the Broward County Arena and 80% of all net operating income in excess of $14.0 million generated by the Broward County Arena, with Broward County receiving the remaining 20%. Net operating income is defined to include revenue from building naming rights, food and beverage concessions, parking, non-hockey related advertising and all other revenue generated from non-hockey events, offset by certain arena operating and financing costs. The License Agreement requires that the Company loan to Broward County all amounts that are necessary to allow Broward County to meet certain financial obligations relating to the Broward County Arena at an interest rate of prime plus two percent. Broward County is required to repay any loan made by the Company on a priority basis from revenue generated primarily from the collection of tourist "bed taxes."

     The License Agreement commencement date will occur upon 30 days notice of the completion of construction of the Broward County Arena, which is currently scheduled for October 1, 1998; however, commencement of the License Agreement may be deferred by the Company until the following NHL hockey season in the event the Broward County Arena is completed between March 1 and July 1 of 1999. Once commenced, the License Agreement is for a term of 30 years, which term may be extended for five year periods, subject to certain conditions, pursuant to options granted to the Company by Broward County.

  Ice Rinks

     As part of its strategy to capitalize on the popularity of hockey in general, and the Panthers, in particular, the Company currently operates Incredible Ice and Gold Coast. Incredible Ice and Gold Coast are open to the general public and derive their revenues from, among other things, fees charged to the public for use of the facilities for various hockey and skating programs, open skating sessions, food and beverage sales and retail merchandise sales.

  Decoma

     The Company owns approximately 78% of the partnership interests in Decoma, which derives all of its revenue from its Miami Arena operations. Income is derived from seat use charges imposed on tickets sold at the Miami Arena, net of fixed and variable operating payments.

COMPETITION

     Competition in Leisure and Recreation Business. The resort and hotel industry is highly competitive. Competitive factors within the resort and hotel industry include room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, name recognition, and availability of alternative resort and hotel operations in local markets. Each of the Resort Facilities has a number of competitors. An increase in the number of competitive resort and hotel facilities in each of the Resort Facilities' respective markets could have a material adverse effect on the levels of occupancy and average room rates of each of the Resort Facilities. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand, improve or develop facilities in the markets in which the Resort Facilities compete, thereby adversely affecting the Company's resort and hotel operations.

     Competition in Entertainment and Sports Business. The Panthers compete for entertainment and sports dollars not only with other major league sports, but also with college athletics and other sports-related entertainment. During portions of its season, the Panthers experience competition from professional basketball (the Miami Heat), professional football (the Miami Dolphins) and professional baseball (the Florida Marlins). Mr. Huizenga currently controls the Miami Dolphins and the Florida Marlins. In addition, the colleges and universities in South Florida, as well as public and private secondary schools, offer a full schedule of athletic events throughout the year. The Panthers also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in South Florida. Additionally, the Panthers compete with other NHL and non-NHL teams, professional and otherwise, for available players.

EMPLOYEES

     The Company currently employs approximately 2,250 full-time and approximately 600 part-time employees in connection with its Leisure and Recreation Business. Not included in these figures are approximately 480 persons working at Pier 66 and 240 persons working at Bahia Mar who are employees of Pier 66 Management and Bahia Mar Management, respectively. The Company employs approximately 130 full-time employees and 80 part-time employees in connection with its Entertainment and Sports Business. None of these employees, other than the Panthers hockey players, are subject to any collective bargaining agreement and each of the Company, Pier 66 Management and Bahia Mar Management believes that its relationship with its employees is good.

INSURANCE

     The Company maintains comprehensive insurance on the Resort Facilities, including liability, fire and extended coverage, in the types and amounts customarily obtained by an owner and operator in the resort and hotel industry. The Company maintains various insurance coverages on behalf of the Panthers through the NHL, primarily including players disability and roster catastrophe insurance coverage. The Company also maintains the types and amounts of insurance coverage that it considers appropriate for its other businesses, including, but not limited to, workers' compensation insurance, casualty insurance against loss or damage to the Broward County Arena and occupancy insurance in an amount not less than estimated annual revenue to be derived from the Broward County Arena. While the Company believes that its insurance coverage is adequate, if the Company were held liable for amounts exceeding the limits of its insurance coverage or for claims outside the scope of its insurance coverage, such liability could have a material adverse effect on the Company's financial condition or results of operations.

CUSTOMERS AND MARKETING

     Leisure and Recreation Business. The core customer base for the Company's Leisure and Recreation Business consists of corporate and other group customers, individual business travelers and upscale leisure travelers. The Company believes that such a customer base will allow it to experience more stable growth and mitigate the adverse effects of economic downturns better than the hotel and lodging market in general. The Company's marketing efforts focus on increasing business with existing customers as well as increasing its upscale clientele. The Company's marketing efforts involve (i) the Company's use of its sales force to develop national corporate and other group business for its Resort Facilities by focusing on identifying, obtaining and maintaining corporate and other group accounts whose employees conduct business nationwide and (ii) the Company's use of advertisements that target individual business travelers and upscale leisure travelers in magazines such as Conde Nast Traveler, Travel and Leisure, Travel Weekly, Meetings and Conventions, along with The New York Times newspaper.

     Entertainment and Sports Business. The Company intends to capitalize on the increasing popularity of hockey by continuing to advertise and market the Panthers, as well as continuing to enhance the service and entertainment provided at games.

REGULATIONS

     The resort industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor laws) and building and zoning requirements. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime working conditions and work permit requirements. The Company believes that it has the necessary permits and approvals to operate the Resort Facilities and their respective businesses and the facilities associated with its Entertainment and Sports Business.

     Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that the Resort Facilities and its other facilities are in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. See "Legal Proceedings."

SEASONALITY

     The business of the Resort Facilities is generally seasonal. The Resort Facilities, each of which is located in the state of Florida, have historically experienced higher revenues and operating income in the first and fourth quarters of each calendar year due to increased rates of occupancy and room rental rates during the winter months. This seasonality also results in higher operating costs during these quarters. In addition, the state of Florida is subject to tropical weather and storms (typically in summer months) which, if severe, can interrupt the normal operations of the Resort Facilities and adversely affect tourism.

     The NHL regular season begins during the fall and ends in late spring. As a result, the Company realizes the vast majority of its hockey revenue and incurs the vast majority of its hockey expenses during that period.

TRADEMARKS

     The Company utilizes a brand name strategy depending on the Resort Facilities' market environment and the Resort Facilities' unique characteristics. The Company presently uses two national trade names for two of the Resort Facilities pursuant to licensing arrangements with national franchisors. The Company owns and utilizes certain trademarks in connection with its Entertainment and Sports Business. These trademarks relate primarily to the Panthers and the hockey operations.

RISK FACTORS

     The business, financial condition, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company's Class A Common Stock, may be adversely affected by a number of factors, including the matters discussed below. Such factors include, among other things:

     History of Losses of the Panthers and Uncertainty of Future Results. The Company and its subsidiaries have not generated any earnings to date and have incurred net losses of approximately $10.3 million, $25.1 million, $15.4 million, $12.9 million and $937,000 the years ended June 30, 1997, 1996, 1995 and 1994 and the seven months ended June 30, 1993, respectively. These losses were due primarily to the operations of the Panthers. Although the Company has moved into the high-end luxury resort business, which is generally more profitable than professional sports franchises, there can be no assurance that the Company will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

     Need for Additional Capital. The Company's business may require substantial capital infusions on a continuing basis to finance operations and expansion. The Company's capital resources are used to meet operating expenses, satisfy the Company's debt and other obligations, expand the Company's existing resorts and acquire additional resorts. The Company believes that it has or can obtain sources of capital from additional borrowings or the sale of debt or equity securities, or some combination thereof to satisfy its capital requirements. In the event the Company cannot generate sufficient cash flow from its operations, or is unable to borrow or otherwise obtain additional funds to finance its operations, the Company's financial condition or results of operations could be materially adversely affected.

     Challenges of Integrating the Operations of the Resort Facilities. The full benefits of the Company's acquisitions of the Resort Facilities will require the integration of each entity's administrative, finance and marketing organizations and the implementation of appropriate operational, financial and management systems and controls. There can be no assurance that the Company will be able to integrate the operations of the Resort Facilities successfully.

     Risks Relating to Expansion. The Company may, as part of its growth strategy, consider making additional acquisitions of certain resort-related, sports-related or other types of businesses, as well as certain commercial properties, including properties which may be owned by Mr. Huizenga or his affiliates. The Company may make such acquisitions with cash or with stock or a combination thereof. If the Company does make any such acquisitions, various associated risks may be encountered, including potential dilution to the shares of Class A Common Stock then outstanding due to additional shares of Class A Common Stock or Class B Common Stock (collectively, the "Common Stock") being issued in connection with the acquisitions, incurrence or assumption of debt, possible goodwill amortization or additional depreciation on acquired property and equipment, diversion of management's attention, possible environmental and other regulatory costs and unanticipated problems or liabilities, some or all of which could have a material adverse effect on the Company's financial condition or results of operations.

     Control by H. Wayne Huizenga; Voting Rights. The Company has two classes of common stock, the Class A Common Stock and the Class B Common Stock. The Company has issued shares of Class B Common Stock to Mr. Huizenga to satisfy certain control requirements of the NHL. In accordance with the NHL Constitution and Bylaws, a change in the controlling shareholder must be approved by the NHL. As such, Mr. Huizenga is required to maintain control of the Company unless the NHL approves the transfer of his controlling interests. See
"Business -- Operations -- Entertainment and Sports Business -- Control Requirement." The Class A Common Stock and Class B Common Stock generally vote together on each matter submitted to the shareholders for approval. Each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. Consequently, Mr. Huizenga, as the sole holder (holding 255,000 shares) of the Class B Common Stock, will be able to control the management and policies of the Company and the outcome of substantially all of the matters submitted to the shareholders for approval, including the election of directors.

     Neither the Company's charter nor its bylaws restrict the transfer of the Class B Common Stock. Accordingly, subject to the requirements of federal and state securities laws and the approval of the NHL, shares of Class B Common Stock may be owned by persons other than Mr. Huizenga. As a result, control of the Company may be transferred by Mr. Huizenga to other persons without the approval of the holders of Class A Common Stock and Mr. Huizenga may receive a control premium, which may be significant, in connection with such sale.

     Dependence on Key Personnel. For the foreseeable future, the Company will be materially dependent upon the services of Mr. Huizenga, the Chairman of the Board. The loss of the services of Mr. Huizenga could have a material adverse effect on the Company. The Company does not carry key man life insurance on any of its officers.

     Shares of Class A Common Stock Eligible for Future Sale. All of the Company's currently issued and outstanding shares of Class A Common Stock were either issued in the prior registered public offerings or have been registered for resale (except for 34,760 shares of Class A Common Stock which were issued in connection with the acquisition of Gold Coast), and thus are freely tradeable without restriction under the Securities Act. In addition, the Company has registered under the Securities Act (i) the 5,112,396 shares of the Class A Common Stock which are issuable in connection with the acquisition of Boca Resort, (ii) 2,600,000 shares of the Class A Common Stock reserved for issuance under the Stock Option Plan and (iii) 6,000,000 shares of Class A Common Stock which may be issued in connection with potential future acquisitions and resales thereof by the recipients. Shares so registered could be sold in the public market at any time. No predictions can be made as to the effect, if any, that market sales of shares of Class A Common Stock or the availability of the shares of Class A Common Stock for sale will have on the market price for shares of Class A Common Stock prevailing from time to time. Sales of substantial amounts of shares of Class A Common Stock in the public market could adversely affect the market price of the Class A Common Stock and could impair the Company's future ability to raise capital through an offering of equity securities.

     Possible Volatility of Stock Price. The trading price of the Company's Class A Common Stock could be subject to significant fluctuations in response to variations in quarterly results and other factors.

     Absence of Dividends. The Company does not intend to pay any cash or stock dividends with respect to its Common Stock in the foreseeable future. Furthermore, the Company's ability to declare or pay dividends on its Common Stock is limited by the provisions of the NHL Bylaws and is expected to be limited by the terms of a new credit facility which the Company is currently negotiating with an existing lender (the "New Credit Facility").

     Operating Risks Relating to the Resort Facilities. The Resort Facilities are subject to all operating risks common to the resort and hotel industry. These risks include, among other things, over-building in the resort and hotel industry which adversely affects rates charged by the Resort Facilities; increases in operating costs due to inflation and other factors; dependence on tourism and weather conditions; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. Any of these factors could have a material adverse effect on the Company's financial condition or results of operations.

     Seasonality of the Resort Business. The business of the Resort Facilities is generally seasonal. The Resort Facilities, each of which is located in South Florida, have historically experienced higher revenues and operating profits in the first and fourth quarters of each calendar year due to increased rates of occupancy and room rental rates during the winter months. This seasonality also results in higher operating costs during these quarters.

     Competition. The resort and hotel industry is highly competitive. Competitive factors within the resort and hotel industry include room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, name recognition and availability of alternative resort and hotel operations in local markets. Each of the Resort Facilities has a number of competitors. An increase in the number of competitive resort and hotel facilities in each of the Resort Facilities' respective markets could have a material adverse effect on the levels of occupancy and average room rates of each of the Resort Facilities. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand, improve or develop facilities in the markets in which the Resort Facilities compete, thereby adversely affecting the Company's resort and hotel operations.

     The Panthers compete for entertainment and sports dollars not only with other major league sports, but also with college athletics and other sports-related entertainment. During portions of its season, the Panthers experience competition from professional basketball (the Miami Heat), professional football (the Miami Dolphins) and professional baseball (the Florida Marlins). Mr. Huizenga currently controls the Miami Dolphins and the Florida Marlins. In addition, the colleges and universities in South Florida, as well as public and private secondary schools, offer a full schedule of athletic events throughout the year. The Panthers also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in South Florida. Additionally, the Panthers compete with other NHL and non-NHL teams, professional and otherwise, for available players.

     Capital Expenditures Relating to the Resort Facilities. The Resort Facilities have an ongoing need for routine renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. The cost of such capital improvements could have a material adverse effect on the Company's financial condition or results of operations. In addition, the Resort Facilities may require non-routine renovations in the future. Such renovations involve certain risks, including the possibility of environmental problems, the possibility that the Company will not have available cash to fund renovations or that financing for renovations will not be available on favorable terms, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other resorts, hotels and alternative lodging facilities.

     Environmental Matters. The Company's operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, as well as contamination from such hazardous or toxic substances, on, under or in such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Liability extends to those persons arranging for the disposal of hazardous or toxic substances. Environmental laws and regulations also impose restrictions on the manner in which property may be used or transferred or in which businesses may be operated thereon, and these restrictions may require certain expenditures. In connection with the ownership of its properties, the Company may be liable for any such costs. The costs of complying with environmental laws and of defending against claims of liability arising therefrom could have a material adverse effect on the Company's financial condition and results of operations.

     Losses in Excess of Resort Facilities' Insurance Coverage; Limitations of Insurance for the Panthers. The Company maintains comprehensive insurance on the Resort Facilities, including liability, fire and extended coverage, in the types and amounts customarily obtained by an owner and operator in the resort and hotel industry. Nevertheless, there are certain types of losses, generally of a catastrophic nature, that may be uninsurable or not economically insurable. The Company will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on the Resort Facilities at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a loss, would not be sufficient to pay the full current market value or current replacement value of the Company's lost investment and the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to the Resort Facilities.

     The Panthers maintain disability insurance for certain highly compensated players, which insurance provides for up to 80% salary reimbursement after the player misses 30 consecutive regular season games due to injury. In the event an injured player is not insured or disability insurance does not cover the entire amount of the injured player's salary, the Company may be obligated to pay all or a portion of the injured player's salary.

     Uncertainties of Increases in the Panthers' Players' Salaries. Players' salaries in the NHL have increased significantly over the last three seasons. The NHL Collective Bargaining Agreement is designed, in part, to control the future rate of increase in players' salaries. However, there can be no assurance that the rate of increase in players' salaries will be effectively controlled. Significant increases in players' salaries could have a material adverse effect on the Company's financial condition or results of operations.

     NHL Membership -- Potential Liabilities and Ownership
Restrictions. Because the NHL is a joint venture, the Panthers and other members of the NHL are generally jointly and severally liable for the debts and obligations of the league. Any failure of other members of the NHL to pay their pro rata share of any such debt or obligation could adversely affect the Panthers. In addition, the Panthers and their personnel are bound by a number of rules, regulations and agreements, including, but not limited to, the Constitution and Bylaws of the NHL, national television contracts and the NHL Collective Bargaining Agreement.

     The NHL Constitution and Bylaws contain provisions which may in some circumstances operate to prohibit a person from acquiring Class A Common Stock and affect the value of such Class A Common Stock. In general, any acquisition of shares of Class A Common Stock which will result in a person or a group of persons holding a 5% or more interest in the Company, and each acquisition of shares of Class A Common Stock which will result in a person or a group of persons holding any multiple of a 5% interest, will require the prior approval of the NHL, which may be granted or withheld in the sole discretion of the NHL.

     Development and Operation of the Broward County Arena. In June 1996, the Company entered into an agreement with Broward County to develop the Broward County Arena. See "Business -- Operations -- Entertainment and Sports
Business -- Arena Development and Operations -- Development of the Broward County Arena." Construction projects, such as the development of a new arena, entail significant risks, including regulatory and licensing requirements, shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interferences, unanticipated cost increases and challenges from local residents. Under the agreement with Broward County, the Company will be responsible for all costs relating to the development of the Broward County Arena in excess of $184.7 million. There can be no assurance that the Company can successfully develop the Broward County Arena or that costs associated with the development of the Facility will not exceed the $184.7 million budget. Although the Company anticipates that the Broward County Arena will be completed in time for the 1998-99 season, there can be no assurance that the Broward County Arena will be completed within the contemplated time frame.

ITEM 2.  PROPERTIES

INTRODUCTION

     The Company's corporate headquarters are located in Fort Lauderdale, Florida in leased premises. Certain of the property of the Company and its subsidiaries are subject to liens securing payment of portions of the Company's and its subsidiaries' indebtedness. The Company believes that all of its facilities are sufficient for its needs.

LEISURE AND RECREATION BUSINESS

     The following table sets forth as of June 30, 1997, certain information with respect to the resort facilities owned by the Company:

                               RESORT FACILITIES

                                                           OWN/      # GUEST    # MARINA     FRANCHISE
NAME                                     LOCATION         LEASE       ROOMS    BOAT SLIPS   AFFILIATION
----                                     --------         -----      -------   ----------   -----------
Boca Resort......................  Boca Raton, FL        Own(1)        963         25       None
Registry Resort..................  Naples, FL            Own(2)        474          0       None
Pier 66 Resort...................  Fort Lauderdale, FL   Own(3)        380        142       Hyatt
Bahia Mar........................  Fort Lauderdale, FL   Own(4)        300        350       Radisson

---------------

(1) The Company has a senior bank note payable in the principal amount of approximately $110 million due on August 22, 2001. The note is secured by a first mortgage and lien on the assets of Boca Resort.
(2) The Company currently owns approximately 68% of Registry Resort and has made offers to acquire the remaining 32%.
(3) The Company has mortgage notes payable in the principal amount of approximately $26 million due on June 28, 2000. The notes are collateralized by substantially all of the property and equipment of Pier 66.
(4) The Company owns the Bahia Mar Resort and has a note payable in the amount of approximately $15.1 million secured by substantially all of the Bahia Mar assets. The land site of the resort is subject to a lease which expires in 2062.

     ENTERTAINMENT AND SPORTS BUSINESS

     The Company currently utilizes the Miami Arena for the games of the Panthers pursuant to a license agreement. It is anticipated that the Panthers will utilize the Broward County Arena, beginning with the Panthers' 1998-99 hockey season, pursuant to a license agreement between the Company and Broward County.

     The Company currently owns and operates a twin-pad ice-rink facility located in Coral Springs, Florida known as Incredible Ice and operates an ice skating rink facility in Pompano Beach, Florida, known as Gold Coast, pursuant to a lease.

ITEM 3.  LEGAL PROCEEDINGS

     On April 9, 1997, Allied Minority Contractors Association, Inc., South Florida Chapter of NAMC, Overnight Success Construction, Inc., Reed Jr. Plumbing, Inc. and Christopher Mallard (collectively, the "Broward County Plaintiffs") filed a suit against Broward County and Arena Development in the Seventeenth Judicial Circuit in and for Broward County, Florida. This suit alleges that Broward County entered into the agreement with the Company to develop the Broward County Arena in violation of Florida law and Broward County ordinances. The Broward County Plaintiffs seek, among other things, to nullify the agreement between Broward County and the Company to develop the Broward County Arena. The Company believes that this suit is without merit and intends to vigorously defend against this suit. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations. On July 10,

1997, the trial court denied the Broward County Plaintiffs' motion for a temporary restraining order. This case is set for trial on February 2, 1998.

     On January 28, 1997, February 4, 1997 and March 18, 1997, purported class action lawsuits were filed against the Company and Messrs. Huizenga, Johnson, Rochon, Berrard, Hudson, Dauria and Evans in the United States District Court for the Southern District of Florida. The suits allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder, by making untrue statements or omitting to state material facts, in connection with sales of the Company's Class A Common Stock by the plaintiff and others in the purported class between November 13, 1996 and December 22, 1996. The suits generally seek, among other things, certification as a class and an award of damages in an amount to be determined at trial. The Company believes that this suit is without merit and intends vigorously to defend against this suit. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

     A lawsuit was filed on January 9, 1997 by Arena Development seeking a determination as to the applicability of Broward County's Prevailing Wage Ordinance to the construction of the Broward County Arena. The suit was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint filed alleged that the Prevailing Wage Ordinance did not apply to the construction of the Facility for two reasons: (i) the Prevailing Wage Ordinance only applies to construction contracts in excess of $250,000 to which Broward County is a party and Broward County is not a party to the construction contract between Arena Development and the general contractor, and (ii) the Development Agreement contains all the obligations and responsibilities of both parties and does not include a provision mandating that Arena Development comply with the Prevailing Wage Ordinance. The Prevailing Wage Ordinance requires that all contracts to which the ordinance applies must contain such a provision. The lawsuit asked for a declaratory judgment finding that the Prevailing Wage Ordinance did not apply to the construction of the Facility and that Arena Development could continue without reference to the ordinance. On February 21, 1997, the Seventeenth Judicial Circuit Court ruled against the Company's complaint, finding that the Prevailing Wage Ordinance was applicable. The Company has appealed the decision rendered by the court and the trial court's order has been stayed pending appeal. An unfavorable outcome of this suit may require the Company to incur additional costs of up to $4.5 million.

     On September 4, 1996, Timothy Johanson, Walter Johanson and Veronica Juliano (the "ADA Plaintiffs") filed a lawsuit against the Company, among others, in the United States District Court for the Southern District of Florida. The suit alleges that the Company violated the ADA in connection with the development of the Broward County Arena by (i) failing to make reasonable modifications in policies, practices or procedures, (ii) failing to take such steps as may be necessary to ensure that no individual with a disability is excluded, denied services, segregated or otherwise treated differently and (iii) failing to remove architectural barriers and communications barriers. The ADA Plaintiffs seek, among other things, to (A) obtain a judgment mandating the Company to revise, modify and remove certain barriers at the Broward County Arena that may prevent persons with disabilities from having access to the facility and take steps necessary to ensure that no person with a disability is excluded, denied services, segregated or otherwise treated differently, to the extent required by law, and (B) be awarded reasonable attorneys' fees, costs and expenses incurred in connection with the suit. The Company believes that it has complied with the requirements of the Americans with Disabilities Act and that the suit is without merit. An unfavorable outcome of the suit may require the Company to incur additional costs. This case is set for trial on March 30, 1998.

     The Company is not presently involved in any other material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 12, 1997, the Company commenced the solicitation of consents from its stockholders to approve and adopt a Contribution and Exchange Agreement dated as of March 20, 1997, as amended and restated (the "Contribution and Exchange Agreement") relating to the proposed indirect acquisition by the Company of substantially all of the assets of Boca Resort. The Company's stockholders approved and adopted the Contribution and Exchange Agreement effective June 12, 1997 and the transaction contemplated by the Contribution and Exchange Agreement was consummated on June 26, 1997. The number of consents in favor of approval of the Contribution and Exchange were 2,555,892,696. There were no consents against approval of the Contribution and Exchange or abstentions. The number of non-votes was 17,542,982.

     No other matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Class A Common Stock began trading on The Nasdaq National Market on November 13, 1996 under the symbol "PUCK." On July 11, 1997, the Class A Common Stock began trading on the New York Stock Exchange under the symbol "PAW." The following table sets forth, for the periods indicated, the range of the high and low sales prices per share for the Class A Common Stock on The Nasdaq National Market.

                                                          PRICE RANGE
                                                           OF CLASS A
                                                          COMMON STOCK
                                                        ----------------
                                                         HIGH      LOW
                                                        ------    ------
FISCAL YEAR ENDED JUNE 30, 1997:
  Second Quarter (from November 13, 1996).............   $ 20      $10
  Third Quarter.......................................     32 1/2   16 1/4
  Fourth Quarter......................................     27 1/4   21

     On September 24, 1997, the last reported sales price of the Class A Common Stock on the New York Stock Exchange was $22 9/16. As of the same date, there were approximately 7,800 holders of record and approximately 7,700 holders in street name of the Class A Common Stock.

     Since its inception, the Company has not paid any cash dividends on the Class A Common Stock or the Class B Common Stock. The Company does not intend to pay any cash dividends with respect to its Common Stock in the foreseeable future. It is expected that the New Credit Facility will limit the Company's ability to pay cash dividends. In addition, the NHL Bylaws prohibit the Company from paying cash dividends, unless paying such cash dividends will not impair the Company's ability to (i) meet its projected expenses for the ensuing 12 month period without the use of borrowed funds, other than short-term borrowings and (ii) maintain adequate reserves to fund the future payment of all deferred player compensation and other deferred obligations for past services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SALES OF UNREGISTERED SECURITIES

     Each of the transactions listed below involved the issuance of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

     On November 18, 1996, in connection with the acquisition of Florida Panthers Hockey Club, Ltd., the Company issued and sold 4,149,710 shares of its Class A Common Stock and 255,000 shares of its Class B common stock to Mr. Huizenga. Additionally, on November 18, 1996, in connection with the acquisition of the approximately 78% ownership interest in Decoma, the Company issued and sold 870,968 shares of its Class A Common Stock to Mr. Huizenga. Each of the shares of Class A Common Stock issued to Mr. Huizenga was subsequently registered for resale on a selling stockholder registration statement, which was filed with and declared effective by the Securities and Exchange Commission.

     On March 25, 1997 the Company issued 34,760 shares of Class A Common Stock in connection with the acquisition of the lease rights to operate Gold Coast Ice Arena.

ITEM 6.  SELECTED FINANCIAL DATA

     The financial data set forth below should be read in conjunction with the Company's Financial Statements and notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                     INCEPTION
                                         FISCAL YEARS ENDED JUNE 30,                (DECEMBER 2,
                               -----------------------------------------------      1992 THROUGH
                                 1997         1996         1995         1994       JUNE 30, 1993)
                               --------     --------     --------     --------     --------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue......................  $ 54,262     $ 34,087     $ 17,746     $ 21,682         $   --
Operating Expenses:
  Cost of services...........    41,793       35,958       17,210       20,189             --
  Selling, general and
     administrative..........    15,150        8,371        5,569        5,512            768
  Amortization and
     depreciation............     5,698        9,815        6,266        6,444              2
                               --------     --------     --------     --------         ------
          Total operating
            expenses.........    62,641       54,144       29,045       32,145            770
                               --------     --------     --------     --------         ------
Net operating loss...........    (8,379)     (20,057)     (11,299)     (10,463)          (770)
Interest and other income....     1,923          122           38           65             --
Interest expense and minority
  interest...................    (3,804)      (5,204)      (4,125)      (2,528)          (167)
                               --------     --------     --------     --------         ------
Net loss.....................  $(10,260)    $(25,139)    $(15,386)    $(12,926)        $ (937)
                               ========     ========     ========     ========         ======
PRO FORMA DATA:
Net loss per share...........  $  (0.74)(a) $  (4.76)(b) $  (2.96)(b) $  (2.93)(b)     $(0.21)(b)
Weighted average shares
  outstanding................    13,829 (a)    5,276 (b)    5,203 (b)    4,405 (b)      4,405 (b)

                                         1997        1996        1995        1994       1993
                                        -------    --------    --------    --------    -------
BALANCE SHEET DATA:
Total current assets..................  $71,346    $  3,756    $  3,408    $  2,996    $ 9,117
Total current liabilities.............   63,341      67,786      50,292      17,712     15,605
Total assets..........................  600,392      47,760      53,587      49,019     59,669
Non-current obligations...............  235,898      28,277      25,643      45,169     45,000
Shareholders' equity..................  301,153     (48,303)    (22,348)    (13,862)      (937)

---------------

(a) Net loss per share and weighted average shares outstanding are determined based on the 5,275,678 shares issued in connection with the Company's reorganization, which has been effected contemporaneously with the Initial Offerings, as if they had been outstanding for the entire period presented and, (i) 7,300,000 shares issued in connection with the Initial Offerings,
    (ii) 2,460,000 shares issued in the Company's private placement, which was consummated on January 30, 1997, (iii) 212,766 shares issued in the acquisition of Incredible Ice, (iv) 4,450,000 shares issued in the acquisition of Pier 66 and 3,950,000 shares issued in the acquisition of Bahia Mar and (v) 4,514,889 shares issued in the Boca Resort acquisition, all for the period for which they were actually outstanding.

(b) Net loss per share and weighted average shares outstanding are determined based on the 5,275,678 shares issued in connection with the reorganization as follows: (i) the 4,404,710 shares issued in exchange for the partnership interests of the Panthers, as if they had been outstanding for the entire period presented; and (ii) the 870,968 shares issued in exchange for the partnership interests in Decoma, as if they had been outstanding since August 6, 1994, the date of Decoma's acquisition by Mr. Huizenga.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Florida Panthers Holdings, Inc. (the "Company") which are included elsewhere herein.

BUSINESS COMBINATIONS

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations. Businesses acquired during the year ended June 30, 1997 accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from their respective dates of acquisition.

  Acquisitions Completed Through June 30, 1997

     On June 26, 1997, the Company, through the managing general partner, limited partners and Panthers BRHC, acquired substantially all of the net assets of Boca Resort and Club ("Boca Resort") in exchange for 272,303 shares of Class A Common Stock, rights to acquire approximately 4,242,586 shares of Class A Common Stock and warrants to purchase 869,810 shares of Class A Common Stock at a purchase price of $29.01 per share. In addition to providing rooms, marina, and conference facilities, Boca Resort provides premier club memberships, golf, tennis, restaurants, specialty shops and other recreational facilities. This acquisition has been accounted for under the purchase method of accounting.

     On May 31, 1997, the Company acquired the rights to operate the Gold Coast Ice Arena ("Gold Coast")located in Pompano Beach, Florida in exchange for 34,760 shares of Class A Common Stock. Gold Coast is the current practice home of the Florida Panthers Hockey Club (the "Panthers" or the "Club") and provides open skating, ice hockey leagues and other programs to the public. This acquisition has been accounted for under the purchase method of accounting.

     On March 4, 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Hyatt Regency Pier 66 Hotel ("Pier 66") for 4,450,000 shares of Class A Common Stock. Pier 66, currently operating as a Hyatt franchise provides rooms, marina, conference facilities and other recreational facilities. This acquisition has been accounted for under the purchase method of accounting.

     On March 4, 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Radisson Bahia Mar Resort and Yachting Center ("Bahia Mar") in exchange for 3,950,000 shares of Class A Common Stock. Bahia Mar, currently operating as a Radisson franchise provides rooms, marina, conference facilities and other recreational facilities. This acquisition has been accounted for under the purchase method of accounting.

     On January 31, 1997, the Company acquired certain assets relating to the business of owning and operating a twin-pad ice rink facility located in Coral Springs, Florida ("Incredible Ice") in exchange for $1.0 million in cash, 212,766 shares of Class A Common Stock and the assumption by the Company of a maximum of approximately $8.1 million in construction-related obligations. Incredible Ice provides open skating, ice hockey leagues and other ice programs. This acquisition has been accounted for under the purchase method of accounting.

     Prior to the completion of the Company's initial public equity offering and concurrent equity offering (the "Initial Offerings"), all of the partnership interests of Decoma I and Decoma II (collectively, "Decoma") were acquired by the Company in exchange for a total of 870,968 shares of its Class A common stock. As this transaction was among entities under common control, it has been accounted for on a historical cost basis in a manner similar to a pooling of interests as of August 6, 1994, the date of acquisition.

  Acquisition Completed Subsequent to June 30, 1997

     On August 13, 1997, the Company acquired approximately 68% of the ownership interest in The Registry Resort at Pelican Bay in Naples, Florida (the "Registry Resort") for 918,174 shares of Class A Common Stock and $75.5 million in cash. The Registry Resort provides rooms, conference facilities, restaurants, retail outlets and other recreational facilities. This acquisition will be accounted for under the purchase method of accounting.

  Pending Acquisition

     On September 8, 1997, the Company entered into a definitive agreement to acquire the Rolling Hills Golf Course in Davie, Florida, for approximately $8.0 million in cash. The transaction will be accounted for under the purchase method of accounting.

BUSINESS SEGMENT INFORMATION

     The following table sets forth business segment operating data along with costs and expenses as a percent of the related business segment revenue (in 000's):

                                                           FISCAL YEAR ENDED JUNE 30,
                                                 -----------------------------------------------
                                                  1997      %      1996      %      1995      %
                                                 -------   ---   --------   ---   --------   ---
REVENUE:
Leisure and recreation.........................  $17,567    32%  $     --    --   $     --    --
Entertainment and sports.......................   36,695    68%    34,087   100%    17,746   100%
                                                 -------         --------         --------
          Total revenue........................   54,262   100%    34,087   100%    17,746   100%
OPERATING EXPENSES:
Cost of Services
  Leisure and recreation.......................    6,658    38%        --    --         --    --
  Entertainment and sports.....................   35,135    96%    35,958   105%    17,210    97%
Selling, General and Administrative
  Leisure and recreation.......................    5,397    31%        --    --         --    --
  Entertainment and sports.....................    7,854    21%     8,371    25%     5,569    31%
  Corporate....................................    1,899    --         --    --         --    --
Amortization and Depreciation
  Leisure and recreation.......................    1,459     8%        --    --         --    --
  Entertainment and sports.....................    4,239    12%     9,815    29%     6,266    35%
                                                 -------         --------         --------
          Total Operating Expenses.............   62,641   115%    54,144   159%    29,045   164%
                                                 -------         --------         --------
          Total Operating Loss.................  $(8,379)        $(20,057)        $(11,299)
                                                 =======         ========         ========

SEASONALITY

     The operations of the Company are seasonal. The Panthers receive a substantial portion of cash receipts from the advance sale of regular season tickets during the months of July and August, prior to the commencement of the NHL regular season. For financial reporting purposes, hockey-related revenue and team operating expenses are recognized during the regular season, which extends from early October through mid-April. In the event the Club participates in the playoffs, additional revenue will be realized and additional expenses will be incurred for each playoff series. The Consolidated Financial Statements presented herein contain the results of the Leisure and Recreation Business segment for only a portion of the year (from the dates of acquisition through June 30, 1997). Going forward, operating results in the Leisure and Recreation Business segment are anticipated to be seasonal, as well, with approximately 53% of revenue and 69% of earnings before interest, taxes, depreciation, and amortization to be generated during the months of December through April.

CONSOLIDATED RESULTS OF OPERATIONS

     The Company's consolidated revenue, compared to the prior years, increased 59% to $54.3 million for the year ended June 30, 1997 and 92% to $34.1 million for the year ended June 30, 1996. The increase in the year ended June 30, 1997 was directly attributable to the acquisitions made in the Leisure and Recreation Business segment. The increase in the year ended June 30, 1996 was because the Panthers participated in all four rounds of the Stanley Cup playoffs (playing in 22 playoff games) during the 1995-96 season, while the 1994-95 season was shortened (from the normal 84 game schedule to a 48 game schedule) as a result of a player lockout in a dispute over the then existing collective bargaining agreement.

     Consolidated operating losses were $8.4 million, $20.1 million and $11.3 million for the years ended June 30, 1997, 1996 and 1995, respectively. Net losses were $10.3 million, $25.1 million and $15.4 million for the years ended June 30, 1997, 1996 and 1995, respectively. Net loss per common and common equivalent share was $.74, $4.76, and $2.96 for the years ended June 30, 1997, 1996 and 1995, respectively.

     The Company completed its Initial Offerings during the year ended June 30, 1997 and also entered the Leisure and Recreation Business segment.

     The Company's net losses for the years ended June 30, 1997, 1996 and 1995 were primarily a result of the Panthers having entered into an unfavorable agreement with the Miami Arena which does not provide the Panthers with certain sources of revenue, including revenue from the sale of suites and parking and a majority of the advertising space. Additionally, seating limitations (Miami Arena seating capacity of 14,703 is currently the smallest arena in the NHL) have precluded the Panthers from receiving additional ticket revenue. The acquisitions made in the Leisure and Recreation Business segment during the third and fourth quarter reduced the Company's fiscal 1997 operating losses by approximately 33%.

  Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

     Revenue

     Revenue from the Leisure and Recreation Business, directly related to the acquisitions of Pier 66, Bahia Mar and Boca Resort was approximately $17.6 million during the year ended June 30, 1997, of which approximately 47% pertained to room revenue.

     Revenue from the Entertainment and Sports Business increased approximately 8%, or $2.6 million, for the year ended June 30, 1997, primarily as a result of higher Panthers ticket sales due to all home games being sold out during the 1996-97 season and more revenue from broadcasting and advertising/promotion contracts, offset by fewer playoff games played in the 1996-97 season as compared to the 1995-96 season.

     Cost of Services

     Cost of services incurred in the Leisure and Recreation Business were approximately $6.7 million during the year ended June 30, 1997 and were directly related to the acquisitions of Pier 66, Bahia Mar, and Boca Resort.

     Cost of services incurred in the Entertainment and Sports Business decreased approximately 2%, or $823,000 during the year ended June 30, 1997 primarily as a result of fewer playoff games played during the 1996-97 season as compared to the 1995-96 season, offset by higher player salaries and higher ticketing and arena operation costs associated with increased attendance at Panthers home games.

     Selling, General, and Administrative ("SG&A")

     Total SG&A expenses increased approximately 81%, or $6.8 million, during the year ended June 30, 1997, primarily as a result of the additional $5.4 million of SG&A expenses incurred by the resort and marina properties acquired during the year. The Company also incurred approximately $1.9 million of various corporate SG&A expenses considered customary for a public versus private entity during the year ended June 30, 1997.

     Amortization and Depreciation

     Amortization and depreciation expenses decreased 42%, or approximately $4.1 million, during the year ended June 30, 1997. During fiscal 1996, amortization of player's contracts was higher than during fiscal 1997, to better reflect the then current value of the remaining contracts of players selected in the 1993 draft. The fiscal 1997 decrease was partially offset by the additional amortization and depreciation pertaining to the Leisure and Recreation Business assets acquired during fiscal 1997.

     Interest and Other Income

     Interest income increased approximately $1.8 million during the year ended June 30, 1997 due to the interest earned on the $65.6 million net proceeds received from the Company's private equity placement (the "Private Placement") in January 1997.

     Interest Expense and Minority Interest

     Interest expense and minority interest costs during the year ended June 30, 1997 decreased 27%, or approximately $1.4 million. The Company incurred an additional $1.1 million of interest expense related to the debt assumed in connection with acquisitions during the year, offset by a $2.5 million decrease to interest expense due to the repayment of approximately $86.0 million of debt from the proceeds of the Initial Offerings in November 1996.

  Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

     The Company's results of operations for the years ended June 30, 1996 and 1995 consisted of Entertainment and Sports only. The Company's leisure and recreation activities did not begin until March 1997.

     Revenue

     Revenue increased 92%, or approximately $16.3 million. Substantially all of the increase was from ticket sales which increased 143%, or approximately $13.7 million. This increase was a result of the Panthers participating in the 1995-96 Stanley Cup playoffs and playing 17 more home games during the 1995-96 regular season as compared to the player lockout, shortened 1994-95 season. Average ticket revenue, net of sales tax, per regular season home game increased 8%, or approximately $395,000.

     Additionally, television and radio revenue increased 38%, or approximately $1.4 million. This increase was a result of 51 games (including 10 Stanley Cup playoff games) being televised during the 1995-96 season as compared to 34 games being televised during the shortened 1994-95 season.

     Other revenue which includes advertising, promotions and concessions, also increased as a result of the additional home games played.

     Cost of Services

     Cost of services increased 109%, or approximately $18.7 million. The increase was primarily a result of an increase in players salaries of approximately $11.8 million due to increases in compensation paid to the first and second round 1995-96 season draft picks as compared to players being paid only 58% (pro-rated for the shortened season) of their salaries during the 1994-95 season. In addition, arena operating costs, primarily rent, increased $1.8 million due to the increased number of home games played in the 1995-96 season (including the Stanley Cup playoffs) as compared to the 1994-95 season.

     Selling, General, and Administrative ("SG&A")

     SG&A expenses increased approximately 50%, or $2.8 million, mostly due to increased playoff costs.

     Amortization and Depreciation

     Amortization and depreciation expenses increased 57%, or approximately $3.5 million, due to an increase in the amortization of player contracts. For the year ended June 30, 1996, amortization increased due to the write-off of unamortized player costs resulting from terminated player contracts and adjustments to remaining contracts to better reflect current values.

     Interest and Other Income

     Interest and other income was $122,000 and $38,000 during the years ended June 30, 1996 and 1995, respectively, and was a result of interest earned on cash on hand.

     Interest and Other Expense

     Net interest and other expenses increased 26%, or approximately $1.1 million primarily as a result of the increase in borrowings from the Company's Chairman which were used to fund operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $13.2 million during the year ended June 30, 1997 and decreased by $772,000 during the year ended June 30, 1996. The major components of these changes are discussed below.

  Cash Provided By (Used In) Operating Activities

     The Company's net cash provided by (used in) operating activities was $2.9 million, $(17.4) million and $(8.8) million for the years ended June 30, 1997, 1996 and 1995, respectively. The net cash provided by operating activities increased during the year ended June 30, 1997 primarily as a result of the various business acquisitions made during the year.

  Cash Provided by Financing Activities

     Net cash flow provided by financing activities totaled approximately $10.9 million during the year ended June 30, 1997. Cash flows provided by financing activities primarily consisted of the $66.3 million net proceeds from the Initial Offerings, $65.6 million net proceeds from the Private Placement, and $35.0 million of proceeds borrowed under the Company's revolving credit facility. Net cash flow used in financing activities included $45.0 million used to repay the Company's outstanding indebtedness under two term loans, and approximately $111.0 million used to repay certain debt assumed in the acquisition of the Boca Resort. Additionally, dividend payments and distributions to the minority owners of Decoma totaled approximately $865,000, $1.2 million and $1.8 million during the years ended June 30, 1997, 1996 and 1995, respectively. Remaining net proceeds were invested in short-term, investment grade, interest bearing investments.

     Since the formation of the Panthers franchise in December 1992 and through the date of the Initial Offerings, all net operating losses of the Panthers were financed primarily with loans from its Chairman of the Board. As a result, net cash flow from financing activities for the years ended June 30, 1996 and 1995 consisted entirely of borrowings and repayments of the loans from its Chairman. Such loans, including interest thereon accrued through September 30, 1996, totaled approximately $41.0 million and was exchanged for shares of Class A Common Stock as part of the recapitalization effected in connection with the Initial Offerings.

  Net Cash Flows Used In Investing Activities

     Net cash flows used in investing activities were $515,000, $140,000 and $161,000 during the years ended June 30, 1997, 1996 and 1995, respectively. Capital additions, excluding the substantial additions to property and equipment obtained in the Company's business acquisitions, were approximately $1.5 million, $140,000 and $161,000 in the years ended June 30, 1997, 1996 and 1995, respectively. The increase in capital expenditures was primarily attributable to the various activities of the Leisure and Recreation Business. Additionally, the net cash acquired in the Company's business acquisitions during the year ended June 30, 1997 was approximately $1.0 million.

 Capital Resources

     During fiscal 1997, the Company entered into a three-year $35.0 million revolving credit facility which bears interest at LIBOR plus 1.5%. The Company is in the process of negotiating a new credit facility (the "New Credit Facility"). It is anticipated that the New Credit Facility will provide for a line of credit up to $250.0 million and will be secured by certain tangible and intangible assets of the Company. The New Credit Facility is expected to limit the Company's ability to pay cash dividends. In addition, the NHL's Bylaws preclude any one of its members from paying cash dividends, unless paying such cash dividends will not impair the member's ability to (i) meet its projected expenses for the ensuing 12 month period without the use of borrowed funds, other than short-term borrowings and (ii) maintain adequate reserves to fund the future payment of all deferred player compensation and other deferred obligations for past services.

FINANCIAL CONDITION

     The reduction of indebtedness with the net proceeds of the Initial Offerings and Private Placement has improved the Company's liquidity by reducing capital required for debt service. At June 30, 1997, the Company had approximately $13.7 million in unrestricted cash. Subsequent to June 30, 1997, through an offering of 6,000,000 shares of Class A Common Stock (the "Subsequent Offering"), the Company received approximately $109.7 million in net proceeds of which approximately $75.5 million was used to purchase a 68% interest in Registry Resort in August 1997 and $35.0 million was used to reduce the Company's credit facility. The Company believes that its financial condition is strong and that it has sufficient operating cash flow and other financial resources necessary to meet its anticipated capital requirements and obligations as they come due.

     The Company's fiscal 1997 business acquisitions and the Panthers playing at the Broward County Arena are expected to significantly improve future cash flows. The Company believes such annual cash flows will be sufficient to service the Company's total long-term debt which was $186.1 million as of June 30, 1997 and was subsequently reduced to $151.1 million upon the paydown of the $35.0 million revolving credit facility.

     As of June 30, 1996, prior to the Initial Offerings, the Company had a net deficit in shareholders' equity of approximately $48.3 million. After the Initial Offerings, recapitalization of the Company's Chairmans' cumulative advances and the effect of acquisitions and the Private Placement, net shareholders' equity has improved to approximately $301.2 million as of June 30, 1997. After considering the effect of the Subsequent Offering and the acquisition of Registry Resort, the unaudited pro forma consolidated balance sheet as of June 30, 1997 shows a net equity balance of approximately $429.6 million.

     On November 15, 1996, construction began on the new Broward County Arena. Construction costs are currently being paid for primarily through tourist "bed tax" collections. The Company will bear all costs related to the development of the Broward County Arena in excess of $184.7 million. To date, all construction efforts are on schedule and within budget, and it is not anticipated that the Company's cash flow will be adversely affected by the project.

     The grant of a security interest in any of the assets of the Club, or any direct or indirect ownership interest in the Company, of 5% or more, shall require the prior approval of the NHL, which may be withheld in the

NHL's sole discretion and, in that connection, the NHL will require a consent agreement satisfactory to the NHL. NHL rules limit the amount of debt that may be secured by the assets of, or ownership interests in, an NHL club and require that the parties to any secured loan that is approved execute an agreement limiting the rights of the lenders and the Company (or shareholder) under certain circumstances, including upon an event of default or foreclosure. These limitations may adversely affect the rights of the Company (or shareholder) under certain circumstances.

  Working Capital

     Working capital increased approximately $86.4 million during fiscal 1997 as a result of substantial working capital, including $30.1 million in restricted cash, obtained in connection with the Company's acquisitions.

     Additionally, deferred revenue at June 30, 1997 was approximately $10.0 million as compared to approximately $1.0 million at June 30, 1996. The increase was due to ticket collections on unplayed playoff games that will be carried over to 1997-98 season, as well as, deferred resort club membership revenue added with the Boca Resort acquisition.

FORWARD LOOKING STATEMENTS

     Certain statements and information included herein may constitute "forward-looking statements" within the meaning of Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's Leisure and Recreation Business segment; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the Company's limited history of operations in the Leisure and Recreation Business segment; the Company's dependence on key personnel; the Company's ability to properly assess and capitalize on future business opportunities and other factors referenced herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   30

Consolidated Balance Sheets as of June 30, 1997 and 1996....   31

Consolidated Statements of Operations for the years ended
  June 30, 1997, 1996 and 1995..............................   32

Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended June 30, 1997, 1996 and 1995..........   33

Consolidated Statements of Cash Flows for the years ended
  June 30, 1997, 1996 and 1995..............................   34

Notes to Consolidated Financial Statements..................   35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Florida Panthers Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Florida Panthers Holdings, Inc. (a Florida corporation) and subsidiaries as of June 30, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Panthers Holdings, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  August 15, 1997.

                        FLORIDA PANTHERS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1997       1996
                                                              --------   --------
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 13,709   $    465
  Restricted cash...........................................    30,110         --
  Accounts receivable.......................................    13,087      3,119
  Inventory.................................................     5,763         --
  Current portion of Premier Club notes receivable..........     3,778         --
  Other current assets......................................     4,143        172
                                                              --------   --------
          Total current assets..............................    70,590      3,756
PROPERTY AND EQUIPMENT, NET.................................   475,391        972
INTANGIBLE ASSETS, NET......................................    40,987     37,882
PREMIER CLUB NOTES RECEIVABLE, NET OF CURRENT PORTION.......     8,240         --
OTHER ASSETS................................................     5,184      5,150
                                                              --------   --------
          Total assets......................................  $600,392   $ 47,760
                                                              ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 34,590   $  2,313
  Deferred revenue..........................................    10,015        988
  Note payable to related party.............................        --     40,172
  Related party debt........................................        --     20,000
  Other current liabilities.................................     3,631      4,313
                                                              --------   --------
          Total current liabilities.........................    48,236     67,786
LONG-TERM DEBT..............................................   186,056     25,000
PREMIER CLUB MEMBERSHIP FEES................................    63,499         --
OTHER NON-CURRENT LIABILITIES...............................     1,448      3,277
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY (DEFICIT):
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 27,929,570 and 871,000 shares issued and
     outstanding at June 30, 1997 and 1996, respectively....       279          9
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     June 30, 1997..........................................         3         --
  Contributed capital (deficiency)..........................   304,095    (48,312)
  Accumulated deficit.......................................    (3,224)        --
                                                              --------   --------
          Total shareholders' equity (deficit)..............   301,153    (48,303)
                                                              --------   --------
          Total liabilities and shareholders' equity
           (deficit)........................................  $600,392   $ 47,760
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                        FLORIDA PANTHERS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           1997          1996          1995
                                                         --------      --------      --------
REVENUE:
  Leisure and recreation...............................  $ 17,567      $     --      $     --
  Entertainment and sports.............................    36,695        34,087        17,746
                                                         --------      --------      --------
          Total revenue................................    54,262        34,087        17,746

OPERATING EXPENSES:
  Cost of leisure and recreation services..............     6,658            --            --
  Cost of entertainment and sports services............    35,135        35,958        17,210
  Selling, general and administrative..................    15,150         8,371         5,569
  Amortization and depreciation........................     5,698         9,815         6,266
                                                         --------      --------      --------
          Total operating expenses.....................    62,641        54,144        29,045
                                                         --------      --------      --------
OPERATING LOSS.........................................    (8,379)      (20,057)      (11,299)
INTEREST AND OTHER INCOME..............................     1,923           122            38
INTEREST EXPENSE AND MINORITY INTEREST.................    (3,804)       (5,204)       (4,125)
                                                         --------      --------      --------
NET LOSS...............................................  $(10,260)     $(25,139)     $(15,386)
                                                         ========      ========      ========
PRIMARY AND FULLY DILUTED LOSS PER COMMON AND COMMON
  AND COMMON EQUIVALENT SHARE..........................  $   (.74)     $  (4.76)     $  (2.96)
                                                         ========      ========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING....................    13,829         5,276         5,203
                                                         ========      ========      ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        FLORIDA PANTHERS HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                   CLASS A           CLASS B
                                COMMON STOCK      COMMON STOCK
                               ---------------   ---------------                                   TOTAL
                               NUMBER            NUMBER            CONTRIBUTED                 SHAREHOLDERS'
                                 OF                OF                CAPITAL     ACCUMULATED      EQUITY
                               SHARES   AMOUNT   SHARES   AMOUNT    (DEFICIT)      DEFICIT       (DEFICIT)
                               ------   ------   ------   ------   -----------   -----------   -------------
BALANCE, JUNE 30, 1994.......      --    $ --      --      $ --     $ (13,862)    $      --      $ (13,862)
  Acquisition of Decoma
     Entities................     871       9      --        --         8,193            --          8,202
  Net loss...................      --      --      --        --       (15,386)           --        (15,386)
  Dividends -- Decoma
     Entities................      --      --      --        --        (1,302)           --         (1,302)
                               ------    ----     ---      ----     ---------     ---------      ---------
BALANCE, JUNE 30, 1995.......     871       9      --        --       (22,357)           --        (22,348)
  Net loss...................      --      --      --        --       (25,139)           --        (25,139)
  Dividends -- Decoma
     Entities................      --      --      --        --          (816)           --           (816)
                               ------    ----     ---      ----     ---------     ---------      ---------
BALANCE, JUNE 30, 1996.......     871       9      --        --       (48,312)           --        (48,303)
  Recapitalization...........   4,150      41     255         3        40,919            --         40,963
  Sales of common stock......   9,760      98      --        --       131,780            --        131,878
  Stock issued in
     acquisitions............  13,149     131      --        --       186,884            --        187,015
  Net loss...................      --      --      --        --        (7,036)       (3,224)       (10,260)
  Dividends -- Decoma
     Entities................      --      --      --        --          (140)           --           (140)
                               ------    ----     ---      ----     ---------     ---------      ---------
BALANCE, JUNE 30, 1997.......  27,930    $279     255      $  3     $ 304,095     $  (3,224)     $ 301,153
                               ======    ====     ===      ====     =========     =========      =========

        The accompanying notes are an integral part of these statements.

                        FLORIDA PANTHERS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,
                                 (IN THOUSANDS)

                                                                1997        1996       1995
                                                              ---------   --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (10,260)  $(25,139)  $(15,386)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Amortization and depreciation..........................      5,698      9,815      6,266
     Deferred compensation..................................        100      1,334        363
     Minority interest......................................        440        174        384
  Changes in operating assets and liabilities (excluding the effects of business acquisitions):
     Accounts receivable....................................      1,876     (1,195)       440
     Other current assets...................................       (512)    (3,425)      (604)
     Accounts payable and accrued expenses..................      2,205        938        448
     Deferred revenue and other liabilities.................      3,323        138       (705)
                                                              ---------   --------   --------
          Net cash provided by (used in) operating
            activities......................................      2,870    (17,360)    (8,794)
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in business acquisitions....................      2,055         --         --
  Cash used in business acquisitions........................     (1,076)        --         --
  Capital expenditures......................................     (1,494)      (140)      (161)
                                                              ---------   --------   --------
          Net cash used in investing activities.............       (515)      (140)      (161)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock................    131,878         --         --
  Payments of related party debt............................    (20,000)        --         --
  Payments of note payable to related party.................       (340)    (3,500)    (7,200)
  Increase to note payable to related party.................         --     19,040     16,786
  Increase to interest payable to related party.............      1,131      2,406        947
  Proceeds from revolving credit line.......................     35,000         --         --
  Payment of long-term debt.................................   (135,915)        --         --
  Payment of dividends -- Decoma Entities...................       (140)      (816)    (1,302)
  Distribution to minority interests -- Decoma Entities.....       (725)      (402)      (486)
                                                              ---------   --------   --------
          Net cash provided by financing activities.........     10,889     16,728      8,745
                                                              ---------   --------   --------
          Increase (decrease) in cash and cash
            equivalents.....................................     13,244       (772)      (210)
CASH AND CASH EQUIVALENTS, at beginning of period...........        465      1,237      1,447
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS, at end of period.................  $  13,709   $    465   $  1,237
                                                              =========   ========   ========

        The accompanying notes are an integral part of these statements.

                        FLORIDA PANTHERS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

(1)  ORGANIZATIONAL STRUCTURE

GENERAL

     Florida Panthers Holdings, Inc. (the "Company") currently conducts substantially all of its business through its subsidiaries, which include Panthers BRHC Limited ("Boca Resort"), 2301 SE 17th St. Ltd. ("Pier 66") and Rahn Bahia, Ltd. ("Bahia Mar"), each a limited partnership formed for the purpose of owning and operating the Boca Raton Resort and Club, the Hyatt Regency Pier 66 Hotel and the Radisson Bahia Mar Resort and Yachting Center, respectively, as well as the Florida Panthers Hockey Club, Ltd. ("Panthers", or the "Club"), a professional hockey team of the National Hockey League (the "NHL"), Arena Development Company, Ltd., ("Arena Development"), a limited partnership formed for the purpose of developing a new multi-purpose sports and entertainment center in Broward County, Florida (the "Broward County Arena" or the "Facility"), Arena Operating Company ("Arena Operator"), a limited partnership formed for the purpose of managing and operating the Broward County Arena, and Florida Panthers Ice Ventures, Inc. ("FPIVI"), a corporation formed for the purpose of developing ice rink facilities. In addition, the Company owns approximately 78% of the partnership interests in Decoma Miami Associates, Ltd. ("Decoma"), a Florida limited partnership, which operates the Miami Arena in which the Panthers currently play. Unless the context otherwise requires, all references herein to the Company shall mean Florida Panthers Holdings, Inc. and its subsidiaries collectively.

INITIAL OFFERINGS AND REORGANIZATION

     In November 1996, the Company sold a total of 7.3 million shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), of which
2.7 million were sold to the public in an initial public offering (the "IPO") and 4.6 million shares were sold in a concurrent offering directly to certain investors at a price equal to the IPO price per share less underwriting discounts and commissions but including the placement agent fee (collectively, the "Initial Offerings"), resulting in net proceeds of approximately $66.3 million. The Company began trading shares of Class A Common Stock on the NASDAQ National Market in November 1996 (symbol "PUCK") and as of July 1997 has moved trading to the New York Stock Exchange (symbol "PAW").

     Prior to the completion of the Initial Offerings, and pursuant to an exchange agreement, the Company acquired from H. Wayne Huizenga, the Company's Chairman, all of the partnership interests in Florida Panthers Hockey Club, Ltd. ("Panthers Ltd.") in exchange for 4,149,710 shares of its Class A Common Stock and 255,000 shares of its Class B common stock, par value $.01 per share (the "Class B Common Stock"). This transaction is referred to as the Recapitalization. Additionally, the Company acquired all of the outstanding stock of Decoma Investment, Inc. I (formerly BIL Development, Inc.) and Decoma Investment, Inc. II (formerly Linbeck Miami Corporation), and, in turn, approximately 78% of the partnership interests in Decoma Miami Associates Ltd., a Florida limited partnership ("DMAL"), in exchange for 870,968 shares of its Class A Common Stock. Collectively, these transactions are referred to as the Reorganization.

PRIVATE PLACEMENT

     In January 1997, the Company issued and sold 2,460,000 shares of Class A Common Stock in a private equity placement transaction (the "Private Placement") at a price of $27.75 per share. The Private Placement resulted in net proceeds to the Company after fees and expenses of approximately $65.6 million.

                        FLORIDA PANTHERS HOLDINGS, INC.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts in the accompanying financial statements have been reclassified to conform with the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     As of June 30, 1997 and 1996, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, Premier Club notes receivable, note payable to related party, related party debt, deferred revenue, accounts payable and accrued expenses, Premier Club membership fees and long-term debt reflected in the financial statements approximates their fair values.

CASH AND CASH EQUIVALENTS/RESTRICTED CASH

     Cash and cash equivalents consist primarily of cash in banks and highly-liquid investments with original maturities of 90 days or less. Restricted cash consists principally of escrow accounts restricted as to use and maintained in accordance with the terms of the First Mortgage Notes in place at the Boca Resort. (See Note 5.)

     Concentration of credit risk and market risk associated with cash, cash equivalents and restricted cash are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity.

ACCOUNTS RECEIVABLE

     Accounts receivable are primarily from major credit card companies and other large corporations. The Company performs ongoing credit evaluations of its significant customers and generally does not require collateral or a significant reserve for uncollectible balances.

SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid during the year ended June 30, 1997, 1996 and 1995 was $1.2 million, $3.8 million and $3.5 million, respectively. In addition, during the year ended June 30, 1997, in conjunction with the Initial Offerings and the Reorganization of the Company, note payable to related party of approximately $41.0 million was exchanged for 4,149,710 shares of Class A common stock, par value $.01 per share, and 255,000 shares of Class B common stock, par value $.01 per share of the Company. The Company also issued 13,148,892 shares of Class A common stock in connection with acquisitions.

INVENTORY

     Inventory consisting primarily of food, beverage, marina fuel, retail merchandise and operating supplies are determined using the first-in, first-out method and are stated at the lower of cost or market.

                        FLORIDA PANTHERS HOLDINGS, INC.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation has been computed using the straight-line method over the following estimated useful lives:

                                                              YEARS
                                                              -----
Building and improvements...................................   40
Land improvements...........................................   15
Leasehold improvements......................................  5-20
Furniture, fixtures and equipment...........................  5-7

INTANGIBLE ASSETS

     The components of unamortized intangible assets as of June 30 were as follows (in 000's):

                                                               1997         1996
                                                              -------      -------
Franchise cost..............................................  $21,881      $22,489
Player contract acquisition costs...........................    3,916        6,507
Investment in Miami Arena Contract ("MAC")..................    8,516        8,886
Goodwill....................................................    6,674           --
                                                              -------      -------
                                                              $40,987      $37,882
                                                              =======      =======

     The Club paid a $50.0 million franchise fee to the NHL when joining the League, of which approximately $25.7 million was allocated to the contracts of players selected in the 1993 expansion draft. The allocation was based upon an independent appraisal of the fair value of the player contracts and is being amortized on a straight-line basis over the estimated useful lives of the contracts of approximately six years. The remaining portion of the franchise fee is being amortized on a straight-line basis over 40 years.

     The Miami Arena is owned by the Miami Sports and Exhibition Authority ("MSEA"), an agency of the City of Miami. Under the terms of the Miami Arena Contract ("MAC") between MSEA and DMAL, DMAL operates the Arena. The MAC is scheduled to expire on July 8, 2020. Amounts invested in the MAC are being amortized using the straight-line method over the remaining term of the MAC.

     Goodwill represents the amount of excess purchase price over the fair market value of net assets received in the Company's acquisitions and is being amortized on a straight-line basis over 40 years.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that long-lived asset balances may not be recoverable. If factors indicate that long-lived assets have been impaired, the Company uses an estimate of the remaining value of the long-lived assets in measuring recoverability. Unrecoverable amounts are charged to operations in the applicable period.

NOTE PAYABLE TO RELATED PARTY

     Note payable to related party represents a short-term borrowing of cash required for working capital from the Company's Chairman. Interest on these borrowings was at prime (8.25% at June 30, 1996) and was repaid with the Company's Common Stock as part of the Recapitalization. (See Note 1.)

                        FLORIDA PANTHERS HOLDINGS, INC.

REVENUE RECOGNITION

     Revenue associated with room rentals, food and beverage sales and other recreational amenity use at the Company's Resort Facilities is recognized when services are rendered. Boca Resort's club membership revenue (derived from annual dues based on the number and type of facilities the member uses) is recognized ratably over the membership year commencing October 1. The unrecognized portion of the membership revenue is recorded as deferred revenue.

     Revenue from tickets, television and radio broadcasting, advertising and promotions associated with the Panthers are generally recorded at the time the game to which such proceeds relate is played. Advance ticket sales and receipts on television and radio broadcasting are recorded as deferred revenue.

PLAYER CONTRACT COSTS

     Player salaries are recorded on a per game basis during the regular season. Player signing bonuses are amortized over the life of the player contract. The Company accounts for trades of player contracts as like-kind exchanges, whereby the recorded basis of the contract of the acquired player(s) is equal to the net book value of the contract of the traded player(s) plus or minus any cash consideration.

     Employment contracts with certain players require future compensation under certain circumstances. Generally, these contracts are executory in nature; accordingly, related payments are charged to operations over the contract playing seasons.

     The Company has obtained disability insurance policies for several of its players under multi-year contracts. Benefits would become payable after thirty consecutive games were missed by the insured player. The policies provide for payment of a portion of the player's salary for the remaining term of the contract or until the player can resume playing.

INCOME TAXES

     The Company, as of the date of its incorporation, adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and net operating loss carryforwards to the extent that the realization of said benefits is "more likely than not".

STOCK-BASED COMPENSATION

     Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No.
25. The Company intends to recognize the appropriate compensation costs, where appropriate, under the provisions of APB No. 25, and has provided the expanded disclosure required for the year ending June 30, 1997. (See Note 7.)

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings (loss) per common and common equivalent share are based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of options. In computing earnings (loss) per common and common equivalent share, the Company utilizes the modified treasury stock method.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share", and specifies the

                        FLORIDA PANTHERS HOLDINGS, INC.

computation, presentation and disclosure requirements for earnings or loss per share ("EPS"). The provisions of SFAS No. 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company's management believes the adoption of SFAS No. 128 will not have a material impact on the Company's EPS calculations.

(3)  BUSINESS COMBINATIONS

COMPLETED ACQUISITIONS

     Prior to the completion of the Initial Offerings, all of the partnership interests of the Decoma Entities were acquired by the Company, from the Company's Chairman, in exchange for a total of 870,968 shares of its Class A common stock. As this transaction was among entities under common control, it has been accounted for on an historical cost basis in a manner similar to a pooling of interests as of August 6, 1994, the date of their acquisition by the Company's Chairman, and the Consolidated Financial Statements have been restated accordingly.

     Businesses acquired through June 30, 1997 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition and are discussed below.

     In June 1997, the Company acquired substantially all of the net assets of Boca Resort in exchange for 272,303 shares of Class A Common Stock, rights to acquire approximately 4,242,586 shares of Class A Common Stock and warrants to purchase 869,810 shares of Class A Common Stock.

     In May 1997, the Company acquired the rights to operate the Gold Coast Ice Arena ("Gold Coast") in exchange for 34,760 shares of Class A Common Stock. Gold Coast is the current practice home of the Florida Panthers Hockey Club and provides open skating, ice hockey leagues and other programs to the public.

     In March 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Bahia Mar in exchange for 3,950,000 shares of Class A Common Stock.

     In March 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Pier 66 in exchange for 4,450,000 shares of Class A Common Stock.

     In January 1997, the Company acquired certain assets relating to the business of a twin-pad ice facility ("Incredible Ice") in exchange for $1.0 million in cash, 212,766 shares of the Company's Class A Common Stock and the assumption by the Company of a maximum of approximately $8.1 million in construction-related obligations, of which approximately $6.7 million was repaid upon consummation of the acquisition.

     The Company's unaudited pro forma consolidated results of operations assuming the above acquisitions had been consummated as of June 30 are as follows for the years indicated (in 000's, except per share amounts):

                                                                1997       1996
                                                              --------   --------
Revenue.....................................................  $201,093   $186,542
Net operating income (loss).................................  $ 14,543   $   (561)
Net loss....................................................  $ (6,475)  $(24,979)
Proforma fully diluted loss per common and common equivalent
  share.....................................................  $   (.27)  $  (1.36)

                        FLORIDA PANTHERS HOLDINGS, INC.

     The preliminary purchase price allocation for business combinations accounted for under the purchase method of accounting during the year ended June 30, 1997 is as follows (in 000's):

Cash acquired in business acquisitions......................  $   2,055
Property and equipment......................................    474,577
Other assets................................................      9,152
Intangible assets...........................................      6,743
Working capital surplus, excluding cash.....................     21,034
Debt assumed................................................   (261,971)
Other non-current liabilities assumed ......................    (63,499)
Common stock issued.........................................   (187,015)
                                                              ---------
Cash used in business acquisition...........................  $   1,076
                                                              =========

SUBSEQUENT ACQUISITION

     On August 13, 1997, the Company acquired approximately 68% of the ownership interests in the Registry Resort at Pelican Bay in Naples, Florida (the "Registry Resort") for 918,174 shares of Class A Common Stock and approximately $75.5 million in cash. The Registry Resort provides rooms, conference facilities, restaurants, retail outlets and other recreational facilities. This acquisition will be accounted for under the purchase method of accounting.

PENDING ACQUISITION

     On September 8, 1997, the Company entered into a definitive agreement to acquire the Rolling Hills Golf Course in Davie, Florida for approximately $8.0 million in cash. The consummation of the transaction is subject to customary conditions and will be recorded under the purchase method of accounting.

(4)  PROPERTY AND EQUIPMENT

     A summary of property and equipment at June 30 is as follows (in 000's):

                                                                1997       1996
                                                              --------   --------
Land and land improvements..................................  $134,815   $     --
Buildings and improvements..................................   297,061        792
Furniture, fixtures and equipment...........................    30,556        932
Construction in progress....................................    15,517         --
                                                              --------   --------
                                                               477,949      1,724
Less: accumulated depreciation and amortization.............    (2,558)      (752)
                                                              --------   --------
                                                              $475,391   $    972
                                                              ========   ========

     Depreciation expense included in the consolidated statement of operations was approximately $1.9 million, $280,000 and $260,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

                        FLORIDA PANTHERS HOLDINGS, INC.

(5)  LONG-TERM DEBT

     Long-term debt at June 30 is as follows (in 000's):

                                                                1997       1996
                                                              --------   --------
Mortgage notes, collateralized by substantially all Pier 66
  property and equipment, varying interest rate (8.8% at
  June 30, 1997), due June 28, 2000.........................  $ 25,951   $     --
Note payable to bank, collateralized by substantially all
  Bahia Mar property and equipment, varying interest rate
  (7.2% at June 30, 1997), due June 30, 1999................    15,105         --
Senior note payable to bank, secured by a first mortgage and lien on all Boca Resort assets, varying interest rate
  (7.9% at June 30, 1997), due on August 22, 2001...........   110,000         --
Revolving credit facility with bank, collateralized by all
  assets of the Florida Panthers Hockey Club, varying
  interest rate (7.2% at June 30, 1997), due on June 26,
  2000......................................................    35,000         --
Note payable to bank, collateralized by all assets of
  Florida Panthers Hockey Club and fully guaranteed by the
  Company's Chairman, varying interest rate, repaid with net
  proceeds from the Initial Offerings.......................        --     25,000
Note payable with affiliate to bank, fully guaranteed by the
  Company's Chairman, varying interest rate.................        --     20,000
                                                              --------   --------
Total debt outstanding......................................   186,056     45,000
Less: current portion.......................................        --    (20,000)
                                                              --------   --------
                                                              $186,056   $ 25,000
                                                              ========   ========

     The Company's loan agreements require the maintenance of customary capital expenditure reserve funds for the replacement of capital assets. The Company was in compliance with these note requirements at June 30, 1997. The senior note payable requires the Company to deposit excess operating cash into reserve accounts which are accumulated and restricted to support future debt service, facility expansion, fixed asset replacement and real estate tax payments. The note contains significant restrictions with respect to incurrance of other debt. In compliance with the agreement, the Company maintained $30.1 million in restricted cash at June 30, 1997.

(6)  PREMIER CLUB MEMBERSHIP FEES

     The Premier Club program at the Boca Resort requires an initial membership fee and annual dues based on the number and type of facilities the member uses.

     Under the terms of the Premier Club program, current applications for membership require a fee of $35,000. As of June 30, 1997, Boca Resort has recorded membership fees of approximately $63.5 million of which approximately $51.5 million has been received. As of June 30, 1997, membership notes receivable bear

                        FLORIDA PANTHERS HOLDINGS, INC.

interest at an average of 2.2% per annum with rates ranging from 0-9%. Based on the terms of the agreements, the membership notes will be collected as follows (in 000's):

1998........................................................  $ 3,778
1999........................................................    3,597
2000........................................................    2,489
2001........................................................    1,209
Thereafter..................................................      945
                                                              -------
                                                              $12,018
                                                              =======

     If any member paying over time suspends payments, amounts paid to date will be forfeited and recognized as income. Fully paid fees are refundable upon the death of a member or a member's spouse and upon the expiration of the 30-year membership term (subject to renewal at the member's option). The fee is also refundable upon a member's resignation from the Premier Club, but only out of the proceeds of the membership fee of the fifth new member to join the Premier Club following refund of all previously resigned members' fees. Total Premium Club membership fees of approximately $63.5 million at June 30, 1997, have been reflected as a non-current liability on the Company's Consolidated Balance Sheets.

(7)  STOCK OPTIONS

     The Company has a stock option plan under which shares of common stock may be granted to key employees and directors of the Company. Options granted under the plan are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year over a four year period on the yearly anniversary of the grant date.

     A summary of stock option transactions for the year ended June 30, 1997 is as follows:

                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Options outstanding at beginning of year...................         --            --
Granted....................................................  2,067,397        $17.85
Exercised..................................................         --            --
Cancelled..................................................    (21,605)       $10.00
                                                             ---------
Options outstanding at end of year.........................  2,045,792        $17.93
                                                             =========
Options exercisable at end of year.........................         --            --
Options available for future grants........................    554,208

     The range of exercise prices for the options outstanding at June 30, 1997 was $10.00 to $27.30.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income (loss) for options granted with exercise prices equal to market price at the date of grant. Had compensation cost for the Company's stock option plans been determined pursuant to

                        FLORIDA PANTHERS HOLDINGS, INC.

SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma unaudited net loss and net loss per share, for the year ended June 30, 1997, would have increased as follows:

Pro forma net loss.........................................  $(11,271,000)
Pro forma net loss per share...............................  $       (.82)
Pro forma weighted average fair value of options granted...  $       8.74
Risk free interest rate....................................          6.35%
Expected lives.............................................     5-7 years
Expected volatility........................................            42%

(8)  COMMITMENTS AND CONTINGENCIES

LEASES

     The Club is a party to a license agreement with Leisure Management International ("LMI") for the use of the Miami Arena for its home games. In May 1996, the term of the license was extended to July 31, 1998, with two one-year options for the 1998-99 season and the 1999-2000 season.

     The terms of the license agreement and the related agreements provide for the Club to pay minimum rent of $9,000 per home game, a seat use charge of $.75 per ticket sold and 7.5% of gross ticket sales proceeds over $200,000 per season plus utilities, staffing and other operating expenses. For the years ended June 30, 1997, 1996 and 1995, rent expense pertaining to the Miami Arena license agreement was approximately $1.7 million, $1.8 million and $729,000, respectively.

     The Company leases the Bahia Mar resort site from the City of Fort Lauderdale under an operating lease which has a term through August 31, 2062. Under the lease agreement, the Company is required to pay annual rental equal to the greater of a percentage (4 percent through September 30, 2012 and 4.25 percent thereafter) of annual gross operating revenue, as defined, or a $300,000 minimum annual rent (escalating on a formula percentage after September 2037). Rent expense under the lease totaled $247,000 for the period from the date of the Bahia Mar acquisition (March 4, 1997) to June 30, 1997. The lease agreement also requires the Company to annually set aside three percent of Bahia Mar's revenue, as defined in the lease agreement, for the purchase, replacement and upgrade of furniture, fixtures and equipment. All such restricted funds have been spent on their required purpose at June 30, 1997.

     Future minimum lease obligations under various noncancellable operating leases with initial terms in excess of one year at June 30, 1997 are as follows (in 000's):

1998........................................................  $ 2,446
1999........................................................    2,138
2000........................................................    1,157
2001........................................................      645
2002........................................................      300
Thereafter..................................................   18,858
                                                              -------
                                                              $25,544
                                                              =======

     As of June 30, 1997, the Company has two letters of credit which secure two operating leases. The letters of credit are collateralized by certificates of deposit totaling $500,000 which mature in August 1997 and are included in restricted cash.

                        FLORIDA PANTHERS HOLDINGS, INC.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with various player and non-player employees which expire at various dates through June of 2000. The terms of these employment agreements require future payments, excluding bonuses, at June 30, 1997 as follows (in 000's):

1998........................................................  $18,891
1999........................................................   10,246
2000........................................................    3,812
                                                              -------
                                                              $32,949
                                                              =======

BROWARD COUNTY ARENA

     In June 1996, the Company entered into a 30-year license agreement for the use of the Broward County Arena (the "Broward License Agreement"). In connection therewith, Broward County will receive revenue (the "County Preferred Revenue") from the operations of the Facility. The Company has provided Broward County a guaranty pursuant to which the Company will be obligated to pay Broward County the County Preferred Revenue Obligation. The Company believes that the revenue generated from the operations of the Facility will be sufficient to provide Broward County with the County Preferred Revenue. The Broward License Agreement commences upon the completion of construction of the Facility, which is currently scheduled for October 1, 1998. The Broward License Agreement is for a term of 30 years, which may be extended for additional five year periods, subject to certain conditions.

     Pursuant to the Broward License Agreement, the Company is entitled to receive all (a) revenue from the sale of (i) general seating ticket sales for its home games to be played at the Facility, (ii) non-consumable concession items at the Facility during its home games, (iii) items in the Club's retail store to be located within the Facility, (iv) (in conjunction with and subject to the rights of the NHL) the rights to all television and radio and other media broadcasting rights for hockey related events at the Facility, (v) advertising within or on certain designated locations at the Facility during hockey related events and (vi) Panthers' related sponsorships or NHL league-wide sponsorships; and (b) the first $14.0 million of "net operating income" generated by the Facility and 80% with Broward County receiving 20% of all net operating income generated by the Facility in excess of $14.0 million. "Net operating income" is defined to include revenue from building naming rights fees, food and beverage concessions, parking, non-hockey related advertising and all other revenue generated from non-hockey related events offset by certain arena operating and financing costs.

     The Company will be obligated to pay rent in the amount of approximately $7,500 per home game played by the Panthers at the Facility and to pay certain utility and event staffing expenses, but the combined amounts payable by the Club under the Broward License Agreement will not exceed 5% of the gross receipts from the sale of general seating tickets to the Panthers' home games.

LITIGATION

     On April 9, 1997, Allied Minority Contractors Association, Inc., South Florida Chapter of NAMC, Overnight Success Construction, Inc., Reed Jr., Plumbing, Inc. and Christopher Mallard (collectively, the "Broward County Plaintiffs") filed a suit against Broward County and Arena Development in the Seventeenth Judicial Circuit in and for Broward County, Florida. This suit alleges that Broward County entered into the agreement with the Company to develop the Broward County Arena in violation of Florida law and Broward County ordinances. The Broward County Plaintiffs seek, among other things, to nullify the agreement between Broward County and the Company to develop the Broward County Arena. The Company believes that his suit is without merit and intends to vigorously defend against it. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations. On July 10, 1997, the

                        FLORIDA PANTHERS HOLDINGS, INC.

trial court denied the Broward County Plaintiff's motion for a temporary restraining order. This case is set for trial on February 2, 1998.

     On January 28, 1997, February 4, 1997 and March 18, 1997, purported class action lawsuits were filed against the Company and certain of its officers and directors which allege, among other things, that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in connection with sales of the Company's Class A Common Stock by the plaintiff and others in the purported class between November 13, 1996 and December 22, 1996. The suits generally seek, among other things, certification as a class and an award of damages in an amount to be determined at trial. The Company has not fully assessed the likely outcome of the class action litigation, but intends to vigorously defend against these suits.

     On January 9, 1997, a lawsuit was filed by the Company, seeking a determination as to the applicability of Broward County's Prevailing Wage Ordinance to the construction of the Facility. The lawsuit asked for a declaratory judgment finding the Prevailing Wage Ordinance did not apply to the construction of the Facility and that Arena Development could continue without reference to the ordinance. On February 21, 1997, the Seventeenth Judicial Circuit Court ruled against the Company's complaint, finding that the Prevailing Wage Ordinance was applicable. The Company appealed the decision rendered by the court and the trial court's order has been stayed pending appeal. An unfavorable outcome of this suit may require the Company to incur additional costs of up to approximately $4.5 million.

     The Company is not presently involved in any other material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business.

     While the results of the legal proceedings described above and other proceedings which arose in the normal course of business cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, consolidated cash flows or consolidated financial position. However, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations or cash flows for the periods in which they are resolved.

(9)  LICENSE AND FRANCHISE AGREEMENTS

     Upon the acquisition of Pier 66, the Company assumed the rights of the franchise agreement with Hyatt Franchise Corporation. The franchise agreement is for a 20 year term ending November 14, 2014 with various early termination provisions and liquidated damages for early termination. The franchise agreement provides a reimbursement of not more than $15,000 for out-of-pocket expenses incurred relating to the granting of the franchise and monthly royalty fees based on a percentage of gross room revenue: four percent through November 30, 1997 and five percent thereafter. The franchise agreement also provides for the pro-rata allocation of certain Hyatt "allocable chain expenses". Aggregate Hyatt fees and expenses amounted to $398,000 for the period from the Pier 66 acquisition (March 4, 1997) to June 30, 1997.

     The franchise agreement also requires maintenance of a customary reserve for replacement of furniture, fixtures and equipment. This reserve is four percent of gross room revenue and all cash was utilized for its required purpose at June 30, 1997.

     Upon the acquisition of Bahia Mar, the Company assumed the rights of a ten year license agreement with Radisson Hotels International, Inc. ("Radisson"). The terms of the agreement allow the Company to operate Bahia Mar using the Radisson system. Annual fees payable to Radisson pursuant to the agreement are four percent of the first $7.0 million of gross room sales and five percent of gross room sales (as defined by the agreement) in excess of $7.0 million through December 31, 1997. The remainder of the term requires fees in the amount of five percent of gross room sales. Fees paid to Radisson pursuant to the license agreement totaled $134,000 from the date of Bahia Mar's acquisition (March 4, 1997) to June 30, 1997.

                        FLORIDA PANTHERS HOLDINGS, INC.

(10)  MANAGEMENT AGREEMENTS

     The Company is a party to a hotel management agreement (the "Pier 66 Management Agreement") with Pier 66 Management pursuant to which Pier 66 Management operates Pier 66. The remaining term of the Pier 66 Management Agreement is approximately three years and it provides for an annual management fee of approximately $500,000.

     The Company is also a party to a separate hotel management agreement (the "Bahia Mar Management Agreement") with Bahia Mar Management pursuant to which Bahia Mar Management operates Bahia Mar. The remaining term of the Bahia Mar Management Agreement is approximately three years and it provides for an annual management fee equal to 2% of gross room sales.

(11)  RELATED PARTY TRANSACTIONS

     It is the Company's policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.

     The Company pays a management fee to Huizenga Holdings, Inc. ("HHI", a corporation whose sole shareholder is the Company's Chairman) equal to 1% of total revenue, excluding all NHL national television revenue and NHL Enterprise rights. Such fees totaled approximately $498,000, $293,000 and $132,000 for the years ended June 30, 1997, 1996 and 1995, respectively, and are reflected as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations.

     In August 1994, the Company's Chairman purchased a 50% interest in LMI, which manages the Miami Arena pursuant to a management agreement (the "Management Agreement") with Decoma. Under the terms of the Management Agreement, LMI received from Decoma a management fee of approximately $120,000, $109,000 and $122,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     In June 1993, the Company, along with an affiliate, Panthers Investment Venture ("PIV") borrowed $20.0 million bearing interest at LIBOR plus .75 percent per annum for the purpose of financing a portion of the NHL franchise fee. Following the completion of the Initial Offerings, this note was repaid in full. Note payable to related party of approximately $40.2 million at June 30, 1996, represents a short-term borrowing of cash required for working capital from the Company's Chairman plus interest at prime. In conjunction with the Recapitalization, the Chairman received in exchange for this note 4,149,710 shares of Class A Common Stock and 255,000 shares of Class B Common Stock. Prior to the Reorganization, Recapitalization, and Initial Offerings, the Company incurred related party interest expense of approximately $1.6 million, $3.4 million and $2.3 million, for the years ended June 30, 1997, 1996 and 1995, respectively.

     On March 4, 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Pier 66 and Bahia Mar for 8,400,000 shares of Class A Common Stock. Four of the Company's directors collectively received 2,395,205 shares of the Company's Class A Common Stock in connection with the acquisition.

                        FLORIDA PANTHERS HOLDINGS, INC.

(12)  OPERATIONS BY BUSINESS SEGMENT

     The Company is a diversified holding company with major business operations in the leisure and recreation and entertainment and sports industries. The Company operates in the United States. The following table presents financial information regarding the Company's different business segments as of and for the years ended June 30 (in 000's):

                                                   1997          1996          1995
                                                 --------      --------      --------
Revenue:
  Leisure and recreation.......................  $ 17,567      $     --      $     --
  Entertainment and sports.....................    36,695        34,087        17,746
                                                 --------      --------      --------
                                                 $ 54,262      $ 34,087      $ 17,746

Operating income (loss):
  Leisure and recreation.......................  $  4,053      $     --      $     --
  Entertainment and sports.....................   (10,533)      (20,057)      (11,299)
  Corporate....................................    (1,899)           --            --
                                                 --------      --------      --------
                                                 $ (8,379)     $(20,057)     $(11,299)
                                                 ========      ========      ========
Amortization and depreciation:
  Leisure and recreation.......................  $  1,459      $     --      $     --
  Entertainment and sports.....................     4,239         9,815         6,266
                                                 --------      --------      --------
                                                 $  5,698      $  9,815      $  6,266
                                                 ========      ========      ========
Capital expenditures:
  Leisure and recreation.......................  $    419      $     --      $     --
  Entertainment and sports.....................     1,058           140           161
  Corporate....................................        17            --            --
                                                 --------      --------      --------
                                                 $  1,494      $    140      $    161
                                                 ========      ========      ========
Assets:
  Leisure and recreation.......................  $533,493      $     --      $     --
  Entertainment and sports.....................    65,338        47,760        53,587
  Corporate....................................     1,561            --            --
                                                 --------      --------      --------
                                                 $600,392      $ 47,760      $ 53,587
                                                 ========      ========      ========

(13)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              FIRST    SECOND     THIRD    FOURTH
                                                             QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------
Revenue.............................................  1997   $ 1,167   $14,216   $21,754   $17,125
                                                      1996   $   836   $12,276   $10,912   $10,063
Operating income (loss).............................  1997   $(3,904)  $(2,556)  $   782   $(2,701)
                                                      1996   $(4,968)  $(3,336)  $(6,510)  $(5,243)
Primary and fully diluted earnings (loss) per
  share.............................................  1997   $ (1.00)  $  (.37)  $   .07   $  (.10)
                                                      1996   $ (1.15)  $  (.85)  $ (1.48)  $ (1.28)
Net income(loss)....................................  1997   $(5,274)  $(3,525)  $ 1,277   $(2,738)
                                                      1996   $(6,044)  $(4,493)  $(7,815)  $(6,787)

                        FLORIDA PANTHERS HOLDINGS, INC.

(14)  INCOME TAXES

     Prior to the Recapitalization, the Company and its subsidiaries were non-tax paying entities. For the year ended June 30, 1997, however, the Company was not required to provide for federal or state income taxes due to its net losses. Under the provisions of SFAS No. 109, the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards given the Company's history of net losses. As of June 30, 1997, for financial reporting purposes, the Company has net operating loss carryforwards of approximately $2.2 million, which if not utilized, will expire beginning in 2012.

(15)  EMPLOYEE BENEFITS

     Certain of the Company's employees are participants in a 401(k) Savings and Retirement Plan (the "401(k)"), a defined contribution plan for non-players. The 401(k) is available to employees over the age of 21 with at least one year of service who work a minimum of 1,000 hours per year. The Company may match a discretionary percentage of the amount contributed by the participant up to a limit of 6% of annual compensation. Employees may contribute up to 10% of their annual compensation. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of plan participation, reaching 100% after five years. The Company did not make a discretionary contribution in fiscal 1997, 1996 or 1995.

     Boca Resort has in place a 401(a) Plan (the "Boca Plan") for which substantially all of Boca Resort's employees are eligible to participate. The Boca Plan allows participants to contribute up to 16% of their total compensation. The Company is required to contribute 50% of the first 6% of the employee's earnings. The Company has until December 31, 1998 to bring the Boca Plan into compliance with IRS coverage regulations.

     The Club's NHL hockey players are covered under the NHL Club Pension Plan and Trust (the "Plan") which is administered by the NHL and represents a multi-employer defined contribution plan. The Club's contributions to the Plan totaled $157,000, $180,000 and $89,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     Beginning April 1, 1995, the Company obtained commercial insurance coverage to cover employees', other than players and coaches, health care costs for which employees make partial contributions. Players and coaches are covered under the NHL Medical and Dental Plan administered by the NHL, for which the Company pays 100% of the premiums. Prior to April 1, 1995, the Company's employees, other than players and coaches, were covered under a self-insured group health plan sponsored by an affiliate. The Company fully reimbursed the third-party administrator for its actual billed cost, including the cost of all paid claims for all Company employees other than coaches and players.

(16)  SUBSEQUENT EVENTS

     On August 6, 1997, the Company offered 6,780,135 shares of Class A Common Stock, of which 6,000,000 shares were sold by the Company and 780,135 shares were offered for the account of certain selling shareholders. The net proceeds to the Company were approximately $109.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the Company's 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements of the Company are set forth in Part II,
             Item 8.

         (2) All Financial Statement Schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the consolidated financial statements or related notes.

(3) Exhibits -- (See Index to Exhibits included elsewhere herein.)

     (b) Reports on Form 8-K

     Form 8-K dated June 26, 1997 relating to the Company's acquisition of Boca Resort and reporting certain financial information related thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLORIDA PANTHERS HOLDINGS, INC.

September 29, 1997                                           By: /s/ WILLIAM M. PIERCE
                                                ----------------------------------------------------
                                                                 William M. Pierce
                                                 Senior Vice President and Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William M. Pierce and Richard L. Handley as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                /s/ H. WAYNE HUIZENGA                  Chairman of the Board         September 29, 1997
-----------------------------------------------------    (Principal Executive
                  H. Wayne Huizenga                      Officer)

                /s/ RICHARD C. ROCHON                  Vice Chairman                 September 29, 1997
-----------------------------------------------------
                  Richard C. Rochon

                /s/ RICHARD H. EVANS                   President and Director        September 29, 1997
-----------------------------------------------------
                  Richard H. Evans

                /s/ WILLIAM M. PIERCE                  Chief Financial Officer and   September 29, 1997
-----------------------------------------------------    Senior Vice President
                  William M. Pierce                      (Principal Financial
                                                         Officer)

                /s/ STEVEN M. DAURIA                   Vice President and Corporate  September 29, 1997
-----------------------------------------------------    Controller (Principal
                  Steven M. Dauria                       Accounting Officer)

                /s/ STEVEN R. BERRARD                  Director                      September 29, 1997
-----------------------------------------------------
                  Steven R. Berrard

               /s/ DENNIS J. CALLAGHAN                 Director                      September 29, 1997
-----------------------------------------------------
                 Dennis J. Callaghan

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                 /s/ MICHAEL S. EGAN                   Director                      September 29, 1997
-----------------------------------------------------
                   Michael S. Egan

                   /s/ CHRIS EVERT                     Director                      September 29, 1997
-----------------------------------------------------
                     Chris Evert

                /s/ HARRIS W. HUDSON                   Director                      September 29, 1997
-----------------------------------------------------
                  Harris W. Hudson

             /s/ GEORGE D. JOHNSON, JR.                Director                      September 29, 1997
-----------------------------------------------------
               George D. Johnson, Jr.

                  /s/ HENRY LATIMER                    Director                      September 29, 1997
-----------------------------------------------------
                    Henry Latimer


                                 EXHIBIT INDEX

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
  2.1       --  Exchange Agreement dated October 25, 1996 by and between the
                Company and H. Wayne Huizenga.*
  2.2       --  Purchase Agreement dated October 25, 1996 by and between
                Decoma Investment, Inc. II and Decoma Investment, Inc. III.*
  2.3       --  Partnership Exchange Agreement dated October 25, 1996 by and between Florida Panthers Hockey Club, Ltd. and H. Wayne
                Huizenga.*
  2.4       --  Asset Purchase Agreement, dated as of January 18, 1997, by and among Florida Panthers Ice Ventures, Inc., Iceland
                (Coral Springs) Corp., Iceland Holdings, Inc. and Brian
                Brisbin.**
  2.5       --  Asset Purchase Agreement, dated as of January 18, 1997, by and among Florida Panthers Ice Ventures, Inc., Brisbin Brook
                Beynon, Architects and Brian Brisbin.**
  2.6       --  Asset Purchase Agreement, dated as of January 18, 1997, by and among Florida Panthers Ice Ventures, Inc. and Brian
                Brisbin.**
  2.7       --  Exchange Agreement (Hyatt Regency Pier 66), dated as of
                December 22, 1996.***
  2.8       --  Exchange Agreement (Radisson Bahia Mar), dated as of
                December 22, 1996.***
  2.9       --  Amended and Restated Contribution and Exchange Agreement,
                dated as of March 20, 1997, by and among Florida Panthers
                Holdings, Inc., Panthers BRHC Limited, Boca Raton Hotel and
                Club Limited Partnership, BRMC, L.P. and BRMC
                Corporation****
  2.10      --  Merger Agreement, dated July 8, 1997, by and among the
                Company, FPH/RHI Merger Corp., Inc., ResortHill, Inc. and
                Gary V. Chensoff.*****
  3.1       --  Amended and Restated Articles of Incorporation of the
                Company*
  3.2       --  Form of By-Laws of the Company*
  4.1       --  Amended and Restated Loan Agreement, dated June 25, 1997, among Panthers BRHC Limited, the banks listed on the
                signature page thereto and the Bank of Nova Scotia*****
 10.1       --  Broward County Arena License Agreement, dated as of June 4,
                1996, by and between Florida Panthers Hockey Club, Ltd.,
                Arena Operating Company, Ltd., and Broward County, Florida*
 10.2       --  Broward County Arena Operating Agreement, dated as of June
                4, 1996, by and between Arena Operating Company, Ltd. and
                Broward County, Florida*
 10.3       --  Amendment and Clarification to Operating Agreement and
                License Agreement, dated as of June 4, 1996, by and between
                Florida Panthers Hockey Club, Ltd., Arena Operating Company,
                Ltd. and Broward County, Florida*
 10.4       --  Broward County Arena Development Agreement, dated as of June
                4, 1996, by and between Arena Development Company, Ltd. and
                Broward County, Florida*
 10.5       --  Employment Agreement by and between William A. Torrey and the Company*
 10.6       --  Management Agreement by and between the Company and Huizenga
                Holdings, Inc.*
 10.7       --  Miami Arena Contract, dated as of October 10, 1986, as amended, by and between Miami Sports and Exhibition
                Authority and Decoma Miami Associates, Ltd.*
 10.8       --  First Amendment to Miami Arena Contract and Agreement, dated as of December 13, 1990, by and between Miami Sports and
                Exhibition Authority and Decoma Miami Associates, Ltd.*
 10.9       --  Arena Management Agreement, dated as of October 10, 1986, by and between Decoma Venture and Facility Management and
                Marketing (predecessor to Leisure Management International)*
 10.10      --  1996 Stock Option Plan*
 10.11      --  Concession Agreement, dated as of April 4, 1995, as amended, by and between City of Coral Springs, Florida and Can Am
                Investment Group, Inc.**

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
 10.12      --  Assignment of Concession Agreement, dated as of January 31,
                1997, by and between Coral Springs Ice, Ltd. and Florida
                Panthers Holdings, Inc.**
 10.13      --  Hotel Management Agreement (Pier 66), by and between 2301 SE
                17th St., Ltd. and Rahn Pier Mgt., Inc.***
 10.14      --  Hotel Management Agreement (Bahia Mar), by and between 2301
                Rahn Bahia Mar, Ltd. and Rahn Bahia Mar Mgmt., Inc.***
 21.1       --  Subsidiaries of the Company
 23.1       --  Consent of Arthur Andersen LLP
 24.1       --  Powers of Attorney (included as part of the signature page of this Annual Report on
                Form 10-K)
 27.1       --  1997 Financial Data Schedule (for SEC use only)

---------------

     * Incorporated by reference to the Company's Registration Statement on Form S-1 -- SEC File No. 333-12191
   ** Incorporated by reference to the Company's Current Report on Form 8-K filed on February 18, 1997 -- SEC File No. 0-21435
  *** Incorporated by reference to the Company's Definitive Consent Solicitation
      Statement filed on March 4, 1997 -- SEC File No. 0-21435
 **** Incorporated by reference to the Company's Registration Statement on Form
      S-4 -- SEC File 333-28951
***** Incorporated by reference to the Company's Registration Statement on Form
      S-1 -- SEC File No. 333-30925