Form 10-K/A
period 1997-06-30
FLORIDA PANTHERS HOLDINGS INC
filed 1997-10-14
CIK 1020905

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

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

                        PART II -- FINANCIAL INFORMATION

ITEM 6. SELECTED FINANCIAL DATA

     This amendment to the Annual Report on Form 10-K for the period ended June 30, 1997 is being filed to correct the misclassification of total current assets, total current liabilities and non-current obligations included under Balance Sheet Data on the accompanying table.

ITEM 6.  SELECTED FINANCIAL DATA

     The financial data set forth below should be read in conjunction with the Company's Financial Statements and notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                     INCEPTION
                                         FISCAL YEARS ENDED JUNE 30,                (DECEMBER 2,
                               -----------------------------------------------      1992 THROUGH
                                 1997         1996         1995         1994       JUNE 30, 1993)
                               --------     --------     --------     --------     --------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue......................  $ 54,262     $ 34,087     $ 17,746     $ 21,682         $   --
Operating Expenses:
  Cost of services...........    41,793       35,958       17,210       20,189             --
  Selling, general and
     administrative..........    15,150        8,371        5,569        5,512            768
  Amortization and
     depreciation............     5,698        9,815        6,266        6,444              2
                               --------     --------     --------     --------         ------
          Total operating
            expenses.........    62,641       54,144       29,045       32,145            770
                               --------     --------     --------     --------         ------
Operating loss...............    (8,379)     (20,057)     (11,299)     (10,463)          (770)
Interest and other income....     1,923          122           38           65             --
Interest expense and minority
  interest...................    (3,804)      (5,204)      (4,125)      (2,528)          (167)
                               --------     --------     --------     --------         ------
Net loss.....................  $(10,260)    $(25,139)    $(15,386)    $(12,926)        $ (937)
                               ========     ========     ========     ========         ======

Net loss per share...........  $  (0.74)(a) $  (4.76)(b) $  (2.96)(b) $  (2.93)(b)     $(0.21)(b)
Weighted average shares
  outstanding................    13,829 (a)    5,276 (b)    5,203 (b)    4,405 (b)      4,405 (b)

                                         1997        1996        1995        1994       1993
                                        -------    --------    --------    --------    -------
BALANCE SHEET DATA:
Total current assets..................  $70,590    $  3,756    $  3,408    $  2,996    $ 9,117
Total current liabilities.............   48,236      67,786      50,292      17,712     15,605
Total assets..........................  600,392      47,760      53,587      49,019     59,669
Non-current obligations...............  251,003      28,277      25,643      45,169     45,000
Shareholders' equity (deficit)........  301,153     (48,303)    (22,348)    (13,862)      (937)

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

                                          FLORIDA PANTHERS HOLDINGS, INC.

October 13, 1997                                             By: /s/ WILLIAM M. PIERCE
                                                ----------------------------------------------------
                                                                 William M. Pierce
                                                 Senior Vice President and Chief Financial Officer

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                /s/ H. WAYNE HUIZENGA                  Chairman of the Board           October 13, 1997
-----------------------------------------------------    (Principal Executive
                  H. Wayne Huizenga                      Officer)

                /s/ RICHARD C. ROCHON                  Vice Chairman                   October 13, 1997
-----------------------------------------------------
                  Richard C. Rochon

                /s/ RICHARD H. EVANS                   President and Director          October 13, 1997
-----------------------------------------------------
                  Richard H. Evans

                /s/ WILLIAM M. PIERCE                  Chief Financial Officer and     October 13, 1997
-----------------------------------------------------    Senior Vice President
                  William M. Pierce                      (Principal Financial
                                                         Officer)

                /s/ STEVEN M. DAURIA                   Vice President and Corporate    October 13, 1997
-----------------------------------------------------    Controller (Principal
                  Steven M. Dauria                       Accounting Officer)

                /s/ STEVEN R. BERRARD                  Director                        October 13, 1997
-----------------------------------------------------
                  Steven R. Berrard

               /s/ DENNIS J. CALLAGHAN                 Director                        October 13, 1997
-----------------------------------------------------
                 Dennis J. Callaghan

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                                                       Director                        October 13, 1997
                 /s/ MICHAEL S. EGAN
-----------------------------------------------------
                   Michael S. Egan

                   /s/ CHRIS EVERT                     Director                        October 13, 1997
-----------------------------------------------------
                     Chris Evert

                /s/ HARRIS W. HUDSON                   Director                        October 13, 1997
-----------------------------------------------------
                  Harris W. Hudson

             /s/ GEORGE D. JOHNSON, JR.                Director                        October 13, 1997
-----------------------------------------------------
               George D. Johnson, Jr.

                  /s/ HENRY LATIMER                    Director                        October 13, 1997
-----------------------------------------------------
                    Henry Latimer