Form 10-Q
period 1997-09-30
FLORIDA PANTHERS HOLDINGS INC
filed 1997-11-14
CIK 1020905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                               OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-13173

                            ------------------------

                        FLORIDA PANTHERS HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 FLORIDA                                          65-0676005
     (State or Other Jurisdiction of                            (IRS Employer
      Incorporation or Organization)                         Identification No.)

       450 EAST LAS OLAS BOULEVARD,                                 33301
         FORT LAUDERDALE, FLORIDA                                 (Zip Code)
 (Address of Principal Executive Offices)

                                 (954) 712-1300
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

     As of November 7, 1997, there were 34,847,744 shares of Class A Common Stock and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

                        FLORIDA PANTHERS HOLDINGS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

ITEM 1.  --   Consolidated Balance Sheets at September 30, 1997 and June
              30, 1997....................................................    3
              Unaudited Consolidated Statements of Operations -- Three
              Months Ended September 30, 1997 and 1996....................    4
              Unaudited Consolidated Statements of Cash Flows -- Three
              Months Ended September 30, 1997 and 1996....................    5
              Notes to Unaudited Consolidated Financial Statements........    6
ITEM 2.  --   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    8

PART II -- OTHER INFORMATION

ITEM 1.  --   Legal Proceedings...........................................   14
ITEM 2.  --   Changes in Securities.......................................   14
ITEM 3.  --   Defaults Upon Senior Securities.............................   14
ITEM 4.  --   Submission of Matters to a Vote of Security Holders.........   14
ITEM 5.  --   Other Information...........................................   14
ITEM 6.  --   Exhibits and Reports on Form 8-K............................   14
Signatures................................................................   15

PART I -- FINANCIAL INFORMATION

ITEM 1.

                        FLORIDA PANTHERS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               (UNAUDITED)
                                                              SEPTEMBER 30,   JUNE 30,
                                                                  1997          1997
                                                              -------------   --------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 28,396      $ 13,709
  Restricted cash...........................................      27,673        30,110
  Accounts receivable.......................................      14,726        13,087
  Inventory.................................................       6,315         5,763
  Current portion of Premier Club notes receivable..........       3,727         3,778
  Other current assets......................................       4,882         4,143
                                                                --------      --------
                                                                  85,719        70,590
Property and equipment......................................     570,271       475,391
Intangible assets, net......................................      40,182        40,987
Premier Club notes receivable, net of current portion.......       7,862         8,240
Other assets................................................      11,917         5,184
                                                                --------      --------
          Total assets......................................    $715,951      $600,392
                                                                ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................    $ 41,886      $ 34,590
  Deferred revenue..........................................      32,326        10,015
  Other current liabilities.................................       4,257         3,631
                                                                --------      --------
          Total current liabilities.........................      78,469        48,236
Long-term debt..............................................     151,056       186,056
Premier Club membership fees................................      65,000        63,499
Other non-current liabilities...............................       2,993         1,448
Commitments and contingencies
Minority interest in consolidated entities..................       4,046            --
SHAREHOLDERS' EQUITY:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 34,847,744 and 27,929,570 shares
     outstanding at September 30 and June 30, 1997,
     respectively...........................................         348           279
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     September 30 and June 30, 1997.........................           3             3
  Contributed capital.......................................     429,417       304,095
  Accumulated deficit.......................................     (15,381)       (3,224)
                                                                --------      --------
          Total shareholders' equity........................     414,387       301,153
                                                                --------      --------
          Total liabilities and shareholders' equity........    $715,951      $600,392
                                                                ========      ========

        The accompanying notes are an integral part of these statements.

                        FLORIDA PANTHERS HOLDINGS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997      1996
                                                              --------   -------
REVENUE:
  Leisure and recreation....................................  $ 30,287   $    --
  Entertainment and sports..................................     2,662     1,167
                                                              --------   -------
          Total revenue.....................................    32,949     1,167

OPERATING EXPENSES:
  Cost of leisure and recreation services...................    17,568        --
  Cost of entertainment and sports services.................     3,338     2,489
  Selling, general and administrative expenses..............    17,442     1,671
  Amortization and depreciation expense.....................     3,847       911
                                                              --------   -------
          Total operating expenses..........................    42,195     5,071
Operating loss..............................................    (9,246)   (3,904)
Interest income and other income............................       264        --
Interest expense and minority interest......................    (3,175)   (1,370)
                                                              --------   -------
Net loss....................................................  $(12,157)  $(5,274)
                                                              ========   =======
Loss per common share.......................................  $  (0.38)  $ (1.00)
                                                              ========   =======
Weighted average number of common shares....................    32,000     5,276
                                                              ========   =======

        The accompanying notes are an integral part of these statements.

                        FLORIDA PANTHERS HOLDINGS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)

                                                                1997      1996
                                                              --------   -------
OPERATING ACTIVITIES
  Net loss..................................................  $(12,157)  $(5,274)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Amortization and depreciation..........................     3,847       911
     Deferred compensation..................................        --      (163)
     Minority interest......................................        88       (34)
  Change in operating assets and liabilities (excluding the
     effects of business acquisitions):
     Accounts receivable....................................       (35)    1,762
     Other current assets...................................     2,730    (2,731)
     Accounts payable and accrued expenses..................    (3,001)    1,195
     Deferred revenue and other liabilities.................    24,061    14,827
                                                              --------   -------
          Net cash provided by operating activities.........    15,533    10,493

INVESTING ACTIVITIES
  Cash acquired in business acquisitions....................    12,476        --
  Cash used in business acquisitions........................   (75,508)       --
  Capital expenditures......................................   (11,418)     (494)
                                                              --------   -------
          Net cash used in investing activities.............   (74,450)     (494)

FINANCING ACTIVITIES
  Net proceeds from issuance of common stock................   108,763        --
  Proceeds from borrowings under note payable to related
     party..................................................        --       791
  Payments on revolving credit line.........................   (35,000)       --
  Payment of dividends to minority interests................        --       (73)
  Distribution to minority interests........................      (159)      (56)
                                                              --------   -------
          Net cash provided by financing activities.........    73,604       662
                                                              --------   -------
          Increase in cash and cash equivalents.............    14,687    10,661
Cash and cash equivalents, at beginning of period...........    13,709       465
                                                              --------   -------
Cash and cash equivalents, at end of period.................  $ 28,396   $11,126
                                                              ========   =======

        The accompanying notes are an integral part of these statements.

                        FLORIDA PANTHERS HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Florida Panthers Holdings, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the three-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2.  ORGANIZATION

     The Company is a holding company with subsidiaries currently operating in two business segments: (i) leisure and recreation (the "Leisure and Recreation Business") and (ii) entertainment and sports (the "Entertainment and Sports Business").

     The Leisure and Recreation Business presently consists of the Company's ownership of the Boca Raton Resort and Club ("Boca Resort"), the Hyatt Regency Pier 66 Hotel and Marina ("Pier 66") and the Radisson Bahia Mar Beach Resort and Yachting Center ("Bahia Mar"), and its majority ownership interest in the Registry Hotel at Pelican Bay ("Registry Resort") (Boca Resort, Pier 66, Bahia Mar and Registry Resort are collectively referred to as the "Resort Facilities").

     The Entertainment and Sports Business consists of the Florida Panthers hockey club (the "Panthers"), the operation of two ice skating rinks, the arena operating and development companies associated with the new Broward County Arena and an interest in the Miami Arena.

3.  SALE OF COMMON STOCK

     On August 11, 1997, the Company received $108.8 million in net proceeds from the underwritten public offering of 6,000,000 shares of Class A Common Stock. A portion of the proceeds was used to acquire Registry Resort.

4.  BUSINESS COMBINATIONS

     On August 13, 1997, the Company acquired 68% of the ownership interests (325 of the 474 units) in Registry Resort for 918,174 shares of Class A Common Stock, warrants to purchase 325,000 shares of Class A Common Stock and $75.5 million in cash. In September 1997, the Company made offers to acquire the remaining units of Registry Resort. To date, the Company has closed on 45 additional units, increasing its ownership interest to approximately 78%. See "Management's Discussion and Analysis of Financial Condition -- Cash Used in Investing Activities".

                        FLORIDA PANTHERS HOLDINGS, INC.

     The acquisition of Registry Resort has been accounted for under the purchase method of accounting. The preliminary purchase price allocation in thousands is set forth below.

Cash acquired in connection with business acquisition.......  $ 12,476
Other current assets........................................     7,347
Property and equipment......................................    86,499
Other non-current assets....................................     2,319
Current liabilities including accrued transaction related
  costs.....................................................   (12,300)
Minority interest...........................................    (4,046)
Class A Common Stock issued or reserved for issuance........   (16,787)
                                                              --------
Cash used in business acquisition...........................  $ 75,508
                                                              ========

     The Company's consolidated results of operations on an unaudited pro forma basis, assuming that the Registry Resort acquisition and sale of 6,000,000 shares of Class A Common Stock occurred at the beginning of the periods presented, are set forth below in thousands. See also Note 3.

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Revenue.....................................................  $ 36,084   $  3,988
Net operating loss..........................................    (9,477)    (4,112)
Net loss....................................................   (11,885)    (5,029)
Pro forma primary and fully diluted loss per common share...     (0.34)     (0.41)
Weighted average number of shares outstanding...............    35,103     12,194

5.  RECENT DEVELOPMENTS

     On September 8, 1997, the Company entered into a definitive agreement to acquire the Rolling Hills Golf Course in Davie, Florida for $8.0 million in cash. The consummation of the transaction is subject to customary conditions and will be accounted for under the purchase method of accounting.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The Company currently operates through two business segments (i) the Leisure and Recreation Business and (ii) the Entertainment and Sports Business. The Leisure and Recreation Business presently consists of the Company's ownership of Boca Resort, Pier 66 and Bahia Mar and a majority ownership interest in Registry Resort. The Entertainment and Sports Business consists of the Panthers and the Company's ice skating rink operations and arena development and management activities.

     The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its gross revenue and net earnings. Peak season at the Resort Facilities extends from January through April, while regular season for the Panthers commences in October and ends in April. Accordingly, the operating results for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

     The following table sets forth business segment operating data along with costs and expenses as a percent of the related business segment revenue (in thousands):

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                     --------------------------------
                                                      1997       %      1996       %
                                                     -------    ---    -------    ---
REVENUE:
Leisure and recreation.............................  $30,287     92%   $    --     --
Entertainment and sports...........................    2,662      8%     1,167    100%
                                                     -------           -------
          Total revenue............................   32,949    100%     1,167    100%

OPERATING EXPENSES:
Cost of Services
  Leisure and recreation...........................   17,568     58%        --     --
  Entertainment and sports.........................    3,338    125%     2,489    213%
Selling, General and Administrative Expenses
  Leisure and recreation...........................   13,732     45%        --     --
  Entertainment and sports.........................    2,093     79%     1,671    143%
  Corporate........................................    1,617     --         --     --
Amortization and Depreciation
  Leisure and recreation...........................    2,867     10%        --     --
  Entertainment and sports.........................      980     37%       911     78%
                                                     -------           -------
          Total operating expenses.................   42,195    128%     5,071    434%
                                                     -------           -------
Operating loss -- leisure and recreation...........   (3,880)               --
                                                     =======           =======
Operating loss -- entertainment and sports.........   (3,749)           (3,904)
                                                     =======           =======
Operating loss -- corporate........................   (1,617)               --
                                                     =======           =======
          Total operating loss.....................  $(9,246)          $(3,904)
                                                     =======           =======

  Consolidated Results of Operations

     The Company's net operating loss for the three months ended September 30, 1997 and 1996 amounted to $9.2 million and $3.9 million, respectively. The increase in losses was substantially due to the Resort Facilities, which historically experience the lowest occupancy and average daily room rate during the three-month period ended September 30. Additional information relating to the operating results for each business segment is set forth below.

LEISURE AND RECREATION

     Since each of the Resort Facilities was acquired subsequent to the three months ended September 30, 1996 and was accounted for under the purchase method of accounting, a discussion of comparative operating results for the Leisure and Recreation Business would not be meaningful and therefore has been excluded.

  Revenue

     Leisure and Recreation Business revenue totaled $30.3 million for the three months ended September 30, 1997, of which 67% was derived from non-room sources such as food and beverage sales, yachting and marina revenue, retail and other resort amenities. Management expects leisure and recreation revenue for the ensuing three month periods ended December 31, 1997, March 31, 1998 and June 30, 1998 to be higher than the recently concluded period as the Resort Facilities move into their peak season.

  Operating Expenses

     Cost of leisure and recreation services totaled $17.6 million for the three months ended September 30, 1997 and consisted primarily of direct costs incurred in connection with servicing the Resort Facilities' rooms, marinas, food and beverage operations, retail establishments and other facility amenities.

     Selling, general and administrative expenses ("SG&A") for the Leisure and Recreation Business totaled $13.7 million for the three months ended September 30, 1997 and consisted primarily of various fixed, indirect costs, including utility and property costs, real estate taxes, insurance, management and franchise agreement fees and administrative salaries.

     Amortization and depreciation expense associated with the Resort Facilities totaled $2.9 million for the three months ended September 30, 1997 and related to the property and equipment acquired in connection with business combinations during the seven months preceding September 30, 1997.

ENTERTAINMENT AND SPORTS

  Revenue

     Entertainment and Sports Business revenue amounted to $2.7 million and $1.2 million for the three months ended September 30, 1997 and 1996, respectively. The primary component of the Entertainment and Sports Business is the Panthers. Revenue and direct expenses associated with the team are recorded over the regular hockey season. Therefore, the majority of revenue is reported during the three-month periods ended December 31 and March 31. Should the Panthers participate in the playoffs, additional revenue and expenses will be recorded during the three-month period ended June 30. The increase in revenue during the three months ended September 30, 1997 was primarily the result of proceeds from the Company's ice rink operations. The corresponding three-month period of the prior year did not reflect these operations since they were acquired subsequent to September 30, 1996.

  Operating Expenses

     The Company's total entertainment and sports operating expenses increased $1.3 million, primarily as a result of the acquisition of ice skating operations. Cost of entertainment and sports services totaled $3.3 million and $2.5 million for the three months ended September 30, 1997 and 1996, respectively, while SG&A expenses amounted to $2.1 million and $1.7 million for the same periods. Amortization and depreciation expense for the Entertainment and Sports Business totaled $980,000 and $911,000 for the three months ended September 30, 1997 and 1996, respectively. These expenses primarily represent amortization of Panthers' player's salaries and a National Hockey League franchise fee that was paid in 1993 when the expansion franchise was granted.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses totaled $1.6 million for the three months ended September 30, 1997, primarily as a result of additional legal, accounting and other corporate general and administrative expenses. These expenses are associated with the Company's (i) increase in total revenue and assets, (ii) diversification into the resort hospitality business and (iii) compliance with reporting and other requirements of being publicly held. As the Company consisted solely of the Panthers hockey club during the 1996 quarter, no such corporate general and administrative expenses were incurred.

  Interest And Other Income

     Interest and other income primarily include interest earned on the Company's cash and cash equivalents. The Company's average cash balance during the three months ended September 30, 1997 was nearly $20 million higher than the corresponding period of the prior year, primarily as a result of the Company's acquisition of the Resort Facilities.

  Interest Expense And Minority Interest

     Interest expense totaled $3.1 million and $1.3 million for the three months ended September 30, 1997 and 1996, respectively. The increase in interest expense during the three months ended September 30, 1997 was attributable to additional debt assumed in connection with the acquisitions of the Company's Resort Facilities. In the comparable period of the prior year, the outstanding indebtedness related to the purchase of the Panthers, along with borrowing needed to fund hockey operations. Such indebtedness was repaid with a portion of the proceeds from the Company's initial public offering in November 1996. The increase in the average indebtedness during the three months ended September 30, 1997 was partially offset by a lower effective interest rate.

     Minority interest associated with Registry Resort (applicable for the 1997 period only) and the Miami Arena totaled $88,000 and $34,000 during the three months ended September 30, 1997 and 1996, respectively.

EBITDA

     Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") is a widely accepted financial indicator used by certain investors and analysts to compare companies on the basis of operating performance. EBITDA totaled $(5.4) million and $(3.0) million for the three months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $14.7 million, from $13.7 million at June 30, 1997 to $28.4 million at September 30, 1997. The major components of the change are discussed below.

  Cash Provided By Operating Activities

     Cash provided by operating activities totaled $15.5 million and $10.5 million for the three months ended September 30, 1997 and 1996, respectively. The increase for the recently concluded three-month period was the result of receiving $28.0 million in resort operating revenue along with nearly $9.0 million in club membership annual dues at Boca Resort. The $9.0 million will be recognized as revenue ratably over the membership year commencing on October 1. Each of the Resort Facilities was acquired subsequent to September 30, 1996, and accordingly, the related cash flows are not included in the Company's prior year financial statements. Because of a higher season ticket base, ticket collections associated with the current

NHL season provided $2.7 million more in cash during the three months ended September 30, 1997 than during the comparable period for 1996. These added sources of capital amounting to $39.7 million were partially offset by operating costs associated with the Resort Facilities.

  Cash Used In Investing Activities

     Cash used in investing activities amounted to $74.4 million and $494,000 for the three months ended September 30, 1997 and 1996, respectively. During the three months ended September 30, 1997, the Company acquired 68% of the ownership interests in Registry Resort for $75.5 million in cash and the issuance of 918,174 shares of Class A Common Stock and warrants to purchase 325,000 shares of Class A Common Stock. See Note 4 to the Consolidated Financial Statements. Furthermore, the Company recently made offers to acquire the remaining units of Registry Resort. To date, the Company has closed on 45 units of the remaining 149 units at a cost of $9.3 million and has received notice that another 27 unit-holders have agreed to the Company's terms of purchase. Upon closing these 27 units, the Company will expend an estimated $5.4 million and its ownership interest will increase to 84%.

     In addition to the acquisition of Registry Resort, capital expenditures increased by $10.9 million during the recently concluded quarter, primarily associated with the Boca Resort expansion program. The expansion includes a recently completed 18 court tennis club (which adds to the existing 12 courts located in a separate complex), a new Bates designed championship golf course expected to be completed by the end of 1997 and a new 140,000 square foot conference center expected to be completed in early 1998.

     Under covenants to a senior note payable secured by Boca Resort, the Company is required to deposit excess operating cash into reserve accounts which are accumulated and restricted to support future debt service, facility expansion, furniture, fixture and equipment replacement and real estate tax payments. Additionally, the Company's loan and management agreements for Bahia Mar and Pier 66 also require the maintenance of customary capital expenditure reserve funds for the replacement of assets; each such resort having completed a renovation program within the last four years. These reserve funds are classified as restricted cash on the Consolidated Balance Sheets.

  Cash Provided By Financing Activities

     Cash provided by financing activities amounted to $73.6 million and $662,000 for the three months ended September 30, 1997 and 1996, respectively. The increase was the result of receiving $108.8 million of net proceeds from the sale of shares of Class A Common Stock, partially offset by the repayment of $35.0 million of indebtedness under the Company's revolving credit facility.

  Capital Resources

     The Company believes that it has, or can obtain, sufficient financial resources to support ongoing operations, finance the growth of its businesses and take advantage of acquisition opportunities.

     The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include revenue from (i) room rentals, food and beverage sales and other recreational amenity use at the Resort Facilities, (ii) club memberships at Boca Resort and
(iii) ticket, broadcasting, sponsorship and other revenue derived from ownership of the Panthers.

     The primary external source of liquidity has been the issuance of equity securities. Borrowing under lines-of-credit and term loans have also provided capital to the Company. In August 1997, the Company raised $108.8 million in net proceeds from the issuance of 6,000,000 shares of Class A Common Stock. During the seven-month period preceding September 30, 1997, the Company assumed $151.1 million of secured, term indebtedness in connection with its business acquisitions. In addition to these term loans as of September 30, 1997, the Company has $35.0 million in availability under a revolving credit facility which, when drawn upon, will be secured by Panthers hockey club assets. The Company is also negotiating with another financial institution for a three-year revolving credit facility in the amount of up to $500 million with anticipated current availability of approximately $265 million.

FINANCIAL CONDITION

     Significant changes in balance sheet data from June 30, 1997 to September 30, 1997 are discussed below.

  Accounts Receivable

     Accounts receivable increased from $13.1 million at June 30, 1997 to $14.7 million at September 30, 1997. The increase was primarily the result of assuming trade receivables in connection with the acquisition of Registry Resort.

  Other Assets

     Other assets increased $6.7 million from June 30, 1997 to September 30, 1997, partially due to new hockey player signing bonuses, which will be amortized over the life of the relevant player contracts. In addition, the Company acquired more than $2.0 million in mortgage notes receivable in connection with the acquisition of Registry Resort.

  Property and Equipment

     Property and equipment increased $94.9 million from June 30, 1997 to September 30, 1997. Approximately $86.5 million of the increase related to the Company's acquisition of a 68% interest in Registry Resort. In addition, $11.0 million was spent in connection with the Boca Resort expansion program described above, offset by $3.0 million in depreciation expense.

  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses increased from $34.6 million at June 30, 1997 to $41.9 million at September 30, 1997. The increase was substantially attributable to the accrual of acquisition related expenses associated with Registry Resort, including the anticipated buyout of the existing management company contract.

  Deferred Revenue

     Deferred revenue increased from $10.0 million at June 30, 1997 to $32.3 million at September 30, 1997. The increase was primarily the result of two factors. Approximately $8.9 million of the increase related to receipts for annual club membership dues of Boca Resort. Such amounts will be recognized as revenue ratably over the membership year commencing on October 1. An additional $12.5 million was generated from Panthers' ticket sales for the current hockey season. Deferred ticket revenue will be recognized over the current season, which extends from October through April.

  Long-Term Debt

     Long-term debt decreased from $186.1 million at June 30, 1997 to $151.1 million at September 30, 1997. The decrease was the result of the repayment of $35.0 million under the Company's revolving credit facility.

  Shareholders' Equity

     Shareholders' equity increased from $301.2 million at June 30, 1997 to $414.4 million at September 30, 1997. The net loss for the three months ended September 30, 1997 was offset by the sale of 6,000,000 shares of Class A Common Stock, together with the issuance of 918,174 shares of Class A Common Stock and warrants to purchase 325,000 shares of Class A Common Stock in connection with the acquisition of a 68% ownership interest in Registry Resort.

FORWARD LOOKING STATEMENTS

     Certain statements and information included herein may constitute forward-looking statements within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's principal businesses; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on terms acceptable to the Company to finance its growth strategy; the Company's limited history of operations in the Leisure and Recreation Business; dependence on key personnel and the ability to properly assess and capitalize on future business opportunities.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There has been no material change in the status of legal proceedings as described under Item 3., Part I to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, except as set forth below.

     The suit alleging that the Company violated the Americans with Disabilities Act in connection with the development of the Broward County Arena was dismissed in October 1997.

     On October 9, 1997, Bernard Kalishman filed a purported shareholder derivative and class action lawsuit on behalf of the Company, as nominal defendant, against Messrs. Huizenga, Berrard, Johnson, Rochon, Hudson, Egan and Evans and William Torrey, a former director of the Company, in the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit alleges, among other things, that each of the defendants, other than Mr. Egan, breached contractual and fiduciary obligations owed to the Company and its stockholders by engaging in self-dealing transactions in connection with the Company's purchase of Pier 66 and Bahia Mar. The suit seeks to impose a constructive trust on alleged excessive compensation paid to the prior owners of Pier 66 and Bahia Mar or to have damages assessed against the defendants. The Company believes that this suit is without merit and intends to defend vigorously against this suit.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

           EXHIBIT
           NUMBER         DESCRIPTION
           -------        -----------
             27.1    --   Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on July 1, 1997. The Form 8-K related to the Company's acquisition of Boca Resort and reported certain financial statement and pro forma information related thereto. The Company filed a Current Report on Form 8-K on August 27, 1997. The Form 8-K related to the Company's acquisition of Registry Resort and reported certain factual information related thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLORIDA PANTHERS HOLDINGS, INC.

                                          By:     /s/ WILLIAM M. PIERCE
                                            ------------------------------------
                                            William M. Pierce
                                            Chief Financial Officer and Senior
                                            Vice President (Principal Financial
                                              Officer)

                                          By:     /s/ STEVEN M. DAURIA
                                            ------------------------------------
                                            Steven M. Dauria
                                            Vice President and Corporate
                                            Controller (Principal Accounting
                                              Officer)

Date: November 14, 1997