Form 10-Q
period 1997-12-31
FLORIDA PANTHERS HOLDINGS INC
filed 1998-02-13
CIK 1020905

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13173

                             ---------------------

                        FLORIDA PANTHERS HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                         65-0676005
     (State or Other Jurisdiction of                  (IRS Employer Identification No.)
      Incorporation or Organization)

    450 EAST LAS OLAS BOULEVARD, FORT                               33301
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

     As of February 13, 1998, there were 34,855,533 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

================================================================================

                        FLORIDA PANTHERS HOLDINGS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets at December 31, 1997 and June
     30, 1997...............................................    2
  Unaudited Consolidated Statements of Operations -- Three
     Months Ended December 31, 1997 and 1996................    3
  Unaudited Consolidated Statements of Operations -- Six
     Months Ended December 31, 1997 and 1996................    4
  Unaudited Consolidated Statements of Cash Flows -- Six
     Months Ended December 31, 1997 and 1996................    5
  Notes to Unaudited Consolidated Financial Statements......    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................    8

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................   14

ITEM 2. CHANGES IN SECURITIES...............................   14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................   14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................   14

ITEM 5. OTHER INFORMATION...................................   15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................   15

Signatures..................................................   16

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FLORIDA PANTHERS HOLDINGS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,      JUNE 30,
                                                                  1997            1997
                                                              ------------      --------
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $ 12,867        $ 13,709
Restricted cash.............................................      20,209          30,110
Accounts receivable.........................................      24,793          13,087
Inventory...................................................       6,990           5,763
Current portion of Premier Club notes receivable............       3,763           3,778
Other current assets........................................       5,428           4,143
                                                                --------        --------
          Total current assets..............................      74,050          70,590
Property and equipment, net.................................     603,451         475,391
Intangible assets, net......................................      39,344          40,987
Premier Club notes receivable, net of current portion.......       7,686           8,240
Other assets................................................      10,802           5,184
                                                                --------        --------
          Total assets......................................    $735,333        $600,392
                                                                ========        ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses.......................    $ 40,284        $ 34,590
Deferred revenue............................................      28,917          10,015
Other current liabilities...................................       4,583           3,631
                                                                --------        --------
          Total current liabilities.........................      73,784          48,236
Long-term debt..............................................     173,856         186,056
Premier Club membership fees................................      66,426          63,499
Other non-current liabilities...............................       2,701           1,448
Minority interest in consolidated entities..................       2,994              --
Commitments and contingencies...............................

SHAREHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 5,000,000 shares
  authorized, none issued...................................          --              --
Class A Common Stock, $.01 par value, 100,000,000 shares
  authorized and 34,855,220 and 27,929,570 shares
  outstanding at December 31 and June 30, 1997,
  respectively..............................................         349             279
Class B Common Stock, $.01 par value, 10,000,000 shares
  authorized and 255,000 shares issued and outstanding at
  December 31 and June 30, 1997.............................           3               3
Contributed capital.........................................     429,440         304,095
Accumulated deficit.........................................     (14,220)         (3,224)
                                                                --------        --------
          Total shareholders' equity........................     415,572         301,153
                                                                --------        --------
          Total liabilities and shareholders' equity........    $735,333        $600,392
                                                                ========        ========

        The accompanying notes are an integral part of these statements.

                        FLORIDA PANTHERS HOLDINGS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1997      1996
                                                              -------   -------
REVENUE:
Leisure and recreation......................................  $58,093   $    --
Entertainment and sports....................................   18,487    14,216
                                                              -------   -------
          Total revenue.....................................   76,580    14,216

OPERATING EXPENSES:
Cost of leisure and recreation services.....................   25,900        --
Cost of entertainment and sports services...................   18,239    13,462
Selling, general and administrative expenses................   22,922     2,426
Amortization and depreciation expense.......................    5,068       884
                                                              -------   -------
          Total operating expenses..........................   72,129    16,772
                                                              -------   -------
Operating income (loss).....................................    4,451    (2,556)
Interest and other income...................................      853       151
Interest and other expense..................................   (3,375)     (798)
Minority interest...........................................     (768)     (322)
                                                              -------   -------
Net income (loss)...........................................  $ 1,161   $(3,525)
                                                              =======   =======
Net income (loss) per share -- basic and diluted............  $   .03   $ (0.37)
                                                              =======   =======
Shares used in computing net income (loss) per
  share -- basic............................................   35,104     9,560
                                                              =======   =======
Shares used in computing net income (loss) per
  share -- diluted..........................................   35,602     9,560
                                                              =======   =======

        The accompanying notes are an integral part of these statements.

                        FLORIDA PANTHERS HOLDINGS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997       1996
                                                              --------    -------
REVENUE:
Leisure and recreation......................................  $ 88,380    $    --
Entertainment and sports....................................    21,149     15,383
                                                              --------    -------
          Total revenue.....................................   109,529     15,383

OPERATING EXPENSES:
Cost of leisure and recreation services.....................    43,468         --
Cost of entertainment and sports services...................    21,577     15,951
Selling, general and administrative expenses................    40,364      4,097
Amortization and depreciation expense.......................     8,915      1,795
                                                              --------    -------
          Total operating expenses..........................   114,324     21,843
                                                              --------    -------
Operating loss..............................................    (4,795)    (6,460)
Interest and other income...................................     1,318        151
Interest and other expense..................................    (6,663)    (2,201)
Minority interest...........................................      (856)      (289)
                                                              --------    -------
Net loss....................................................  $(10,996)   $(8,799)
                                                              ========    =======
Net loss per share -- basic and diluted.....................  $  (0.33)   $ (1.19)
                                                              ========    =======
Shares used in computing net loss per share -- basic and
  diluted...................................................    33,552      7,418
                                                              ========    =======

        The accompanying notes are an integral part of these statements.

                        FLORIDA PANTHERS HOLDINGS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                1997        1996
                                                              ---------   --------
OPERATING ACTIVITIES:
Net loss....................................................  $ (10,996)  $ (8,799)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Amortization and depreciation expense.....................      8,915      1,795
  Deferred compensation.....................................         --       (321)
  Income applicable to minority interests...................        856        289
Change in operating assets and liabilities (excluding the
  effects of business acquisitions):
  Accounts receivable.......................................     (9,892)    (2,902)
  Other current assets......................................     20,243     (1,018)
  Accounts payable and accrued expenses.....................     (5,346)     2,971
  Deferred revenue and other liabilities....................     22,509      9,598
                                                              ---------   --------
          Net cash provided by operating activities.........     26,289      1,613

INVESTING ACTIVITIES:
Cash acquired in business acquisitions......................     12,476         --
Cash used in business acquisitions..........................    (83,534)        --
Acquisition of additional interest in consolidated
  subsidiary................................................    (10,439)        --
Capital expenditures........................................    (40,419)      (649)
                                                              ---------   --------
          Net cash used in investing activities.............   (121,916)      (649)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................    108,760     66,322
Payments under note payable to related party................         --    (20,000)
Payment under long term debt agreement......................         --    (25,000)
Borrowings under revolving credit line......................     22,800      1,131
Payments on revolving credit line...........................    (35,000)        --
Purchase of and distributions to minority interests.........     (1,642)       (74)
Payment of dividends to minority interests..................       (207)      (140)
Proceeds from exercise of stock options.....................         74         --
                                                              ---------   --------
          Net cash provided by financing activities.........     94,785     22,239
                                                              ---------   --------
          Increase (decrease) in cash and cash
           equivalents......................................       (842)    23,203
Cash and cash equivalents, at beginning of period...........     13,709        465
                                                              ---------   --------
Cash and cash equivalents, at end of period.................  $  12,867   $ 23,668
                                                              =========   ========
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING AND INVESTING
  ACTIVITIES:
Reduction in other assets in connection with acquisition of
  additional interest in units of consolidated subsidiary...  $   1,474   $     --
                                                              =========   ========

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

     The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2. ORGANIZATION

     The Company is a holding company with subsidiaries currently operating in two business segments: (i) leisure and recreation (the "Leisure and Recreation Business") and (ii) entertainment and sports (the "Entertainment and Sports Business").

     The Leisure and Recreation Business presently consists of the Company's ownership of the Boca Raton Resort and Club ("Boca Resort"), the Hyatt Regency Pier 66 Hotel and Marina ("Pier 66"), the Radisson Bahia Mar Beach Resort and Yachting Center ("Bahia Mar") and the Rolling Hills Golf Club ("Rolling Hills"). The Company also maintains an ownership interest in the Registry Hotel at Pelican Bay ("Registry Resort"). Boca Resort, Pier 66, Bahia Mar, Registry Resort and Rolling Hills are collectively referred to as (the "Resort Facilities").

     The Entertainment and Sports Business consists of the Florida Panthers Hockey Club (the "Panthers"), the operations of two ice skating rinks, the arena operating and development companies associated with the new Broward County Arena and an interest in the operations of the Miami Arena.

3. SALE OF COMMON STOCK

     On August 11, 1997, the Company received $108.8 million in net proceeds from the underwritten public offering of 6,000,000 shares of Class A Common Stock. A portion of the proceeds was used to acquire Registry Resort. See Note 4.

4. BUSINESS COMBINATIONS

     On August 13, 1997, the Company acquired its initial 68% ownership interest (325 of the 474 units) in Registry Resort for 918,174 shares of Class A Common Stock, warrants to purchase 325,000 shares of Class A Common Stock and $75.5 million in cash. As of December 31, 1997, the Company had paid an additional $11.9 million to close on 57 units, increasing its ownership interest to approximately 81%. The Company currently has outstanding offers to acquire the remaining units of Registry Resort.

     On November 26, 1997, the Company acquired certain assets associated with Rolling Hills in exchange for $8.0 million in cash. The assets acquired consist of a 27 hole golf course located in Davie, Florida, a 27,000

                        FLORIDA PANTHERS HOLDINGS, INC.

square-foot club house, a restaurant, a grill, a pro shop, practice greens, a driving range, a parking lot and approximately 79 acres of land adjacent to Rolling Hills.

     The initial acquisition of a 68% interest in Registry Resort and the acquisition of Rolling Hills have been accounted for under the purchase method of accounting. The preliminary purchase price allocation in thousands is set forth below.

                                                              REGISTRY   ROLLING HILLS    TOTAL
                                                              --------   -------------   --------
Cash acquired in connection with business acquisition.......  $ 12,476      $   --       $ 12,476
Other current assets........................................     7,347         150          7,497
Property and equipment......................................    86,499       7,876         94,375
Other non-current assets....................................     2,319          --          2,319
Current liabilities including accrued transaction related
  costs.....................................................   (12,300)         --        (12,300)
Minority interest...........................................    (4,046)         --         (4,046)
Class A Common Stock issued or reserved for issuance........   (16,787)         --        (16,787)
                                                              --------      ------       --------
Cash used in business acquisition...........................  $ 75,508      $8,026       $ 83,534
                                                              ========      ======       ========

     The purchase price allocation for the subsequent acquisition of units in Registry Resort in thousands is set forth below.

Property and equipment......................................  $11,913
Reduction in other assets (mortgage notes receivable)
  resulting from acquisition of additional interest in units
  of consolidated subsidiary................................   (1,474)
                                                              -------
Cash used to acquire additional interest in consolidated
  entity....................................................  $10,439
                                                              =======

     The Company's consolidated results of operations on an unaudited pro forma basis, assuming that the Registry Resort and Rolling Hills acquisitions and sale of 6,000,000 shares of Class A Common Stock occurred at the beginning of the periods presented, are set forth below in thousands. See also Note 3.

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                1997      1996
                                                              --------   -------
Revenue.....................................................  $ 92,418   $17,673
Operating loss..............................................    (6,205)   (6,898)
Net loss....................................................   (11,997)   (8,008)
Pro forma basic and diluted loss per common share...........  $   (.34)  $  (.56)
Number of share used to compute loss per share -- basic and
  diluted...................................................    35,104    14,336

5. RECENT DEVELOPMENTS

     On December 19, 1997, the Company entered into a definitive agreement to acquire the Arizona Biltmore Hotel, in partnership with its current owners, for $225.8 million in cash and shares of Class A Common Stock, along with the assumption of $63.5 million in debt. The consummation of the transaction is subject to customary conditions and will be accounted for under the purchase method of accounting.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The Company currently operates through two business segments (i) the Leisure and Recreation Business and (ii) the Entertainment and Sports Business. The Leisure and Recreation Business presently consists of the Company's ownership of Boca Resort, Pier 66, Bahia Mar and Rolling Hills and an ownership interest in Registry Resort. The Entertainment and Sports Business consists of the Panthers and the Company's ice skating rink operations and arena development and management activities.

     The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its gross revenue and net earnings. Peak season at the Resort Facilities extends from January through April, while regular season for the Panthers commences in October and ends in April. Accordingly, the operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

BUSINESS SEGMENT INFORMATION

     The following table sets forth business segment operating data, with costs and expenses expressed as a percent of the related business segment revenue for the period indicated in thousands:

                                           THREE MONTHS ENDED DECEMBER 31,    SIX MONTHS ENDED DECEMBER 31,
                                          ---------------------------------   ------------------------------
                                            1997      %       1996      %       1997      %     1996      %
                                          --------   ----   --------   ----   --------   ---   -------   ---
REVENUE:
Leisure and recreation..................   $58,093     76%   $    --     --   $ 88,380    81%  $    --    --
Entertainment and sports................    18,487     24%    14,216    100%    21,149    19%   15,383   100%
                                           -------           -------          --------         -------
         Total revenue..................    76,580    100%    14,216    100%   109,529   100%   15,383   100%

OPERATING EXPENSES:
Cost of Services
  Leisure and recreation................    25,900     45%        --     --     43,468    49%       --    --
  Entertainment and sports..............    18,239     99%    13,462     95%    21,577   102%   15,951   104%
Selling, General and Administrative
  Expenses
  Leisure and recreation................    17,351     30%        --     --     31,083    35%       --    --
  Entertainment and sports..............     2,781     15%     2,272     16%     4,874    23%    3,943    26%
  Corporate.............................     2,790     --        154     --      4,407    --       154    --
Amortization and Depreciation
  Leisure and recreation................     4,026      7%        --     --      6,893     8%       --    --
  Entertainment and sports..............     1,042      6%       884      6%     2,022    10%    1,795    11%
                                           -------           -------          --------         -------
         Total operating expenses.......    72,129     94%    16,772    118%   114,324   104%   21,843   142%
                                           -------           -------          --------         -------
Operating income -- leisure and
  recreation............................   $10,816           $    --          $  6,936         $    --
                                           =======           =======          ========         =======
Operating loss -- entertainment and
  sports................................   $(3,575)          $(2,402)         $ (7,324)        $(6,306)
                                           =======           =======          ========         =======
Corporate general and administrative....   $(2,790)          $  (154)         $ (4,407)        $  (154)
                                           =======           =======          ========         =======
         Total operating income
           (loss).......................   $ 4,451           $(2,556)         $ (4,795)        $(6,460)
                                           =======           =======          ========         =======

  Consolidated Results of Operations

     Net operating income (loss) for the three months ended December 31, 1997 and 1996 amounted to $4.5 million and $(2.6) million, respectively. The Company's net operating loss for the six months ended December 31, 1997 and 1996 amounted to $4.8 million and $6.5 million, respectively. Strong results from the Resort Facilities during the 1997 periods were offset by higher corporate general and administrative expenses and higher losses from the Entertainment and Sports Business. Additional information relating to the operating results for each business segment is set forth below.

LEISURE AND RECREATION

     Since each of the Resort Facilities was acquired subsequent to December 31, 1996 and was accounted for under the purchase method of accounting, a discussion of comparative operating results for the Leisure and Recreation Business would not be meaningful and therefore has been excluded. Accordingly, the discussion to follow is dedicated to the 1997 period only.

  Revenue

     Leisure and Recreation Business revenue totaled $58.1 million and $88.4 million, respectively, for the three and six month periods ended December 31, 1997 of which approximately 60% was derived from non-room sources such as food and beverage sales, yachting and marina revenue, retail and other resort amenities. Management expects leisure and recreation revenue for the ensuing three month period ending March 31, 1998 to be higher than the recently concluded quarterly period as the Resort Facilities move into their peak season.

  Operating Expenses

     Cost of leisure and recreation services totaled $25.9 million and $43.5 million, respectively, for the three and six month periods ended December 31, 1997 and consisted primarily of direct costs incurred in connection with servicing the Resort Facilities' rooms, marinas, food and beverage operations, retail establishments and other facility amenities.

     Selling, general and administrative expenses ("S,G&A") for the Leisure and Recreation Business totaled $17.4 million and $31.1 million, respectively, for the three and six month periods ended December 31, 1997 and consisted primarily of various fixed, indirect costs, including utility and property costs, real estate taxes, insurance, management and franchise agreement fees and administrative salaries.

     Amortization and depreciation expense associated with the Resort Facilities totaled $4.0 million and $6.9 million, respectively, for the three and six month periods ended December 31, 1997 and relates to the property and equipment acquired in connection with business combinations.

ENTERTAINMENT AND SPORTS

  Revenue

     Entertainment and Sports Business revenue was $18.5 million and $14.2 million for the three months ended December 31, 1997 and 1996, respectively, and $21.1 million and $15.4 million for the six months ended December 31, 1997 and 1996, respectively. The primary component of the Entertainment and Sports Business is the Panthers. Revenue and direct expenses associated with the team are recorded over the regular hockey season. Therefore, the majority of revenue is reported during the three-month periods ended December 31 and March 31. Should the Panthers participate in the National Hockey League playoffs, additional revenue and expenses will be recorded during the three-month period ended June 30. The increase in revenue during the 1997 periods was the result of higher Panther ticket sales due to an increased number of home games played, along with the inclusion of revenue from the Company's ice rink operations. The prior year did not reflect the ice rink operations since they were acquired subsequent to December 31, 1996.

  Operating Expenses

     The Company's total entertainment and sports operating expenses increased $5.4 million, to $22.0 million for the three months ended December 31, 1997, compared to $16.6 million for the same period of the prior year. Total entertainment and sports operating expenses were $28.5 million and $21.7 million for the six months ended December 31, 1997 and 1996, respectively. The increase was primarily the result of higher variable costs from team, ticketing and arena-operations due to more home games during the 1997 periods.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses totaled $2.8 million and $154,000 for the three months ended December 31, 1997 and 1996, respectively, and $4.4 million and $154,000 for the six months ended December 31, 1997 and 1996, respectively. The increase was substantially the result of additional legal, accounting and other corporate general and administrative expenses, which commenced in November 1996 when the Company became publicly held. These expenses are associated with the Company's (i) increase in total revenue and assets, (ii) diversification into the resort hospitality business and (iii) compliance with reporting and other requirements of being publicly held.

  Interest and Other Income

     Interest and other income totaled $853,000 and $151,000 for the three months ended December 31, 1997 and 1996, respectively, and $1.3 million and $151,000 for the six months ended December 31, 1997 and 1996, respectively. The increase in interest income was the result of maintaining a higher average cash balance during the 1997 periods primarily due to the Company's acquisition of the Resort Facilities.

  Interest Expense and Minority Interest

     Interest expense totaled $3.4 million and $798,000 for the three months ended December 31, 1997 and 1996, respectively, and $6.7 million and $2.2 million for the six months ended December 31, 1997 and 1996, respectively. The increase in interest expense during the 1997 periods was attributable to additional debt assumed in connection with the acquisitions of the Company's Resort Facilities. In the comparable periods of the prior year, the outstanding indebtedness related to the purchase of the Panthers, along with borrowing needed to fund hockey operations. Such indebtedness was repaid with a portion of the proceeds from the Company's initial public offering in November 1996. The increase in the average indebtedness during the 1997 periods was partially offset by a lower effective interest rate.

     Minority interest associated with Registry Resort (applicable for the 1997 period only) and the Miami Arena totaled $768,000 and $322,000 during the three months ended December 31, 1997 and 1996, respectively. Minority interest totaled $856,000 and $289,000 during the six months ended December 31, 1997 and 1996, respectively.

EBITDA

     Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") is a widely accepted financial indicator used by certain investors and analysts to compare companies on the basis of operating performance. It is not, however, a standard measure under generally accepted accounting principles. EBITDA totaled $9.6 million for the three months ended December 31, 1997 compared to an EBITDA loss of $1.8 million for the three months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $842,000, from $13.7 million at June 30, 1997 to $12.9 million at December 31, 1997. The major components of the change are discussed below.

  Cash Provided By Operating Activities

     Cash provided by operating activities totaled $26.3 million and $1.6 million for the six months ended December 31, 1997 and 1996, respectively. The increase for the recently concluded six-month period was the result of receiving cash flows from the Resort Facilities. Each of the properties was acquired subsequent to December 31, 1996, and accordingly, the related cash flows are not included in the Company's prior year financial statements. Cash flows from the Resort Facilities were partially offset by increased costs for corporate general and administrative expense and slightly less cash flow from the Entertainment and Sports Business.

  Cash Used in Investing Activities

     Cash used in investing activities amounted to $121.9 million and $649,000 for the six months ended December 31, 1997 and 1996, respectively. During the six months ended December 31, 1997, the Company (i) acquired its initial 68% ownership interest in Registry Resort for $75.5 million in cash and the issuance of 918,174 shares of Class A Common Stock and warrants to purchase 325,000 shares of Class A Common Stock, (ii) closed on an additional 57 units of the remaining 149 units of Registry Resort at a cost of $11.9 million (of which $10.4 million was paid in cash) and (iii) acquired Rolling Hills for $8.0 million (see Note 4 to the Consolidated Financial Statements). The Company currently has outstanding offers to acquire the remaining units of Registry Resort.

     Capital expenditures increased by $39.8 million during the six months ended December 31, 1997, primarily associated with the Boca Resort expansion program that was recently completed. The expansion included an 18 court tennis club (which adds to the existing 12 courts located in a separate complex), a new Bates designed championship golf course and a new 140,000 square foot conference center.

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

  Cash Provided By Financing Activities

     Cash provided by financing activities amounted to $94.8 million and $22.2 million for the six months ended December 31, 1997 and 1996, respectively. During the six months ended December 31, 1997, the Company received $108.8 million of net proceeds from the sale of shares of Class A Common Stock, which was partially offset by the net repayment of $12.2 million on the Company's revolving credit facility. During the six months ended December 31, 1996, the Company completed its initial public offering and concurrent offering for an aggregate of 7,300,000 shares of Class A Common Stock, which resulted in net proceeds of $66.3 million, before the retirement of $45.0 million of debt.

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

     The primary external source of liquidity has been the issuance of equity securities. Borrowing under lines-of-credit and term loans have also provided capital to the Company. Since its initial public offering in November 1996, the Company has raised $240.6 million from the issuance of its Class A Common Stock.

During the ten-month period preceding December 31, 1997, the Company assumed $151.1 million of secured, term indebtedness in connection with its business acquisitions. In addition to these term loans as of December 31, 1997, the Company has $12.2 million in availability under a $35.0 million revolving credit facility, which is secured by assets of the Panthers. The Company is also negotiating with another financial institution for senior and subordinated debt facilities with borrowing capacity up to an estimated $500 million.

FINANCIAL CONDITION

     Significant changes in balance sheet data from June 30, 1997 to December 31, 1997 are discussed below.

  Restricted Cash

     Restricted cash decreased from $30.1 million at June 30, 1997 to $20.2 million at December 31, 1997. The decrease was primarily the result of expending previously restricted cash for the Boca Resort expansion program.

  Accounts Receivable

     Accounts receivable increased from $13.1 million at June 30, 1997 to $24.8 million at December 31, 1997. The increase was partially the result of assuming trade receivables in connection with the acquisition of Registry Resort, which totaled $2.5 million at December 31, 1997. In addition, Resort Facilities' account receivables increased $7.9 million due to higher occupancy rates from corporate guests. The remaining increase substantially relates to the hockey team operations where it is customary for receivables to be higher during the regular playing season, which extends from October to April.

  Property and Equipment

     Property and equipment increased $128.1 million from June 30, 1997 to December 31, 1997. Approximately $98.4 million of the increase related to acquisitions of units in Registry Resort, which has brought the Company's interest to approximately 81% at December 31, 1997. Additionally, $7.9 million was attributable to the acquisition of Rolling Hills. The remaining increase represents capital development at Boca Resort, offset by depreciation expense.

  Other Assets

     Other assets increased $5.6 million from June 30, 1997 to December 31, 1997, partially due to new hockey player signing bonuses, which will be amortized over the life of the relevant player contracts. In addition, the Company acquired mortgage notes receivable in connection with the acquisition of Registry Resort.

  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses increased from $34.6 million at June 30, 1997 to $40.3 million at December 31, 1997. The increase was substantially attributable to the accrual of acquisition related expenses associated with Registry Resort.

  Deferred Revenue

     Deferred revenue increased from $10.0 million at June 30, 1997 to $28.9 million at December 31, 1997. The increase was primarily the result of two factors. Approximately $10.0 million of the increase related to receipts for annual club membership dues of Boca Resort. Such amounts are recognized as revenue ratably over the membership year, which commenced on October 1. An additional $4.1 million was generated from Panthers' ticket sales for the current hockey season. Deferred ticket revenue is recognized over the current season, which extends from October through April.

  Long-Term Debt

     Long-term debt decreased from $186.1 million at June 30, 1997 to $173.9 million at December 31, 1997. The decrease was the result of the repayment of $35.0 million under the Company's revolving credit facility, offset by subsequent borrowings of $22.8 million.

  Minority Interest

     The Company has a minority interest in Registry Resort and certain arena operations.

  Shareholders' Equity

     Shareholders' equity increased from $301.2 million at June 30, 1997 to $415.6 million at December 31, 1997. The increase was attributable to the sale of 6,000,000 shares of Class A Common Stock, together with the issuance of 918,174 shares of Class A Common Stock and warrants to purchase 325,000 shares of Class A Common Stock in connection with the acquisition of an ownership interest in Registry Resort. In addition, the Company received proceeds from the exercise of employee stock options. These sources of increases to shareholders' equity were partially offset by the net loss for the six months ended December 31, 1997.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There has been no material change in the status of legal proceedings as described under Item 3., Part I to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, except as set forth below.

     The suit alleging that the Company violated the Americans with Disabilities Act in connection with the development of the Broward County Arena was dismissed without prejudice in October 1997.

     On October 9, 1997, Bernard Kalishman filed a purported shareholder derivative and class action lawsuit on behalf of the Company, as nominal defendant, against Messrs. Huizenga, Berrard, Johnson, Rochon, Hudson, Egan and Evans, current directors of the Company and William Torrey, a former director of the Company, in the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit alleges, among other things, that each of the defendants, other than Mr. Egan, breached contractual and fiduciary obligations owed to the Company and its stockholders by engaging in self-dealing transactions in connection with the Company's purchase of Pier 66 and Bahia Mar. The suit seeks to impose a constructive trust on alleged excessive compensation paid to the prior owners of Pier 66 and Bahia Mar or to have damages assessed against the defendants. The Company believes that this suit is without merit and intends to defend vigorously against this suit.

ITEM 2.  CHANGES IN SECURITIES

     On November 17, 1997, the Company's stockholders approved the change of the Company's state of incorporation from Florida to Delaware. Upon the effectiveness of the reincorporation, the rights of the Company's stockholders and the Company's corporate affairs became governed by and subject to the Delaware General Corporation Law (the "Delaware Act"), rather than the Florida Business Corporation Act (the "Florida Act"). In this regard, the Company's affairs became governed by and subject to the certificate of incorporation and bylaws of the Company, as a Delaware corporation. For a discussion of the material differences in the rights of stockholders before and after the reincorporation, reference is made to the Company's Proxy Statement on Schedule 14A dated October 9, 1997, relevant portions of which are incorporated herein.

     In connection with the reincorporation, the Company's authorized capital was expanded to include 5,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"). The Company's Board of Directors is now authorized, without further shareholder action, to divide any or all shares of the Preferred Stock into series and fix and determine the designations, preferences and relative rights and qualifications, limitations or restrictions thereon of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. The issuance of shares of the Preferred Stock with voting rights or conversion rights may adversely affect the voting power of the then issued and outstanding shares of the Company's Class A Common Stock, par value $.01 per share, including the loss of voting control to others. As of the date of this Quarterly Report on Form 10-Q, there are no plans, agreements or understandings for the authorization or issuance of any shares of the Preferred Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on November 17, 1997, the shareholders voted to elect the directors named in the proxy materials dated October 9, 1997, to amend the Company's 1996 Stock Option

Plan increasing number of shares which are available for issuance under the plan and to change the Company's state of incorporation from Florida to Delaware. The results of the voting were as follows:

                                                           WITHHELD/    BROKER
                                    FOR         AGAINST     ABSTAIN    NON-VOTE      TOTAL(1)
                               -------------   ---------   ---------   ---------   -------------
Elect each as directors of
  the Company:
     Steven R. Berrard.......  2,525,324,358          --    16,673            --   2,525,341,031
     Dennis J. Callaghan.....  2,525,324,358          --    16,673            --   2,525,341,031
     Michael S. Egan.........  2,525,323,647          --    17,384            --   2,525,341,031
     Richard H. Evans........  2,525,323,958          --    17,073            --   2,525,341,031
     Chris Evert.............  2,525,318,831          --    22,200            --   2,525,341,031
     Harris W. Hudson........  2,525,321,105          --    19,926            --   2,525,341,031
     H. Wayne Huizenga.......  2,525,319,678          --    21,353            --   2,525,341,031
     George D. Johnson,
       Jr....................  2,525,324,208          --    16,823            --   2,525,341,031
     Henry Latimer...........  2,525,323,164          --    17,867            --   2,525,341,031
     Richard C. Rochon.......  2,525,324,378          --    16,653            --   2,525,341,031
Amend 1996 Stock Option
  Plan.......................  2,520,395,597   1,075,149    30,045     3,840,240   2,525,341,031
Reincorporate in Delaware....  2,519,801,510   1,685,193    14,088     3,840,240   2,525,341,031

---------------

(1) Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes on each matter.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

NUMBER               DESCRIPTION
------               -----------
  11    --   Computation of Earnings Per Share
  27    --   Financial Data Schedule (for SEC use only)
  99    --   The Company's Definitive Proxy Statement on Schedule 14A
             dated October 9, 1997 (limited to pages 16-24 of the Proxy
             Statement, which are incorporated by reference in response to Item 2 of Part II above)

     (b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the three months ended December 31, 1997: Amended Current Report on Form 8-K/A filed on October 27, 1997, which related to the Company's acquisition of Registry Resort and reported certain financial statement and pro forma information related thereto, Current Report on Form 8-K filed on November 17, 1997, which related to the Company's reincorporation in the state of Delaware, Current Report on Form 8-K filed on December 16, 1997, which related to the Company's acquisition of Rolling Hills and Current Report on Form 8-K filed on December 19, 1997, which related to the Company's agreement to acquire the Arizona Biltmore and reported certain factual information related thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLORIDA PANTHERS HOLDINGS, INC.

                                          By:     /s/ WILLIAM M. PIERCE
                                             -----------------------------------
                                                     William M. Pierce
                                              Senior Vice President and Chief
                                                      Financial Officer
                                               (Principal Financial Officer)

                                          By:     /s/ STEVEN M. DAURIA
                                             -----------------------------------
                                                      Steven M. Dauria
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)

Date: February 13, 1998