Form 10-Q
period 1998-03-31
FLORIDA PANTHERS HOLDINGS INC
filed 1998-05-14
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 1-13173

                        FLORIDA PANTHERS HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                      65-0676005
----------------------------------             ---------------------------------
  (State or Other Jurisdiction of              (IRS Employer Identification No.)
  Incorporation or Organization)


450 East Las Olas Boulevard, Fort Lauderdale, Florida                   33301
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)


                                 (954) 712-1300
--------------------------------------------------------------------------------
              (Registrants Telephone Number, Including Area Code)

                                 Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

     As of May 12, 1998, there were 34,887,858 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

                         FLORIDA PANTHERS HOLDINGS, INC.
                     Index to Quarterly Report on Form 10-Q




Part I - Financial Information                                              Page


Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1998 and June 30, 1997       3

         Unaudited Consolidated Statements of Operations - Three Months Ended
          March 31, 1998 and 1997                                              4

         Unaudited Consolidated Statements of Operations - Nine Months Ended
          March 31, 1998 and 1997                                              5

         Unaudited Consolidated Statements of Cash Flows - Nine Months Ended
          March 31, 1998 and 1997                                              6

         Notes to Unaudited Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10


Part II - Other Information


Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities                                                17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    19

Part I - Financial Information

Item 1.  Financial Statements

                         FLORIDA PANTHERS HOLDINGS, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       March 31,        June 30,
                                                          1998            1997
                                                          ----            ----
                     ASSETS
Current Assets:
     Cash and cash equivalents                         $   30,271      $ 13,709
     Restricted cash                                       21,474        30,110
     Accounts receivable                                   38,717        13,087
     Inventory                                              7,096         5,763
     Current portion of Premier Club notes receivable       3,900         3,778
     Other current assets                                   5,874         4,143
          Total current assets                            107,332        70,590

Property and equipment, net                               912,703       475,391
Intangible assets, net                                     38,370        40,987
Premier Club notes receivable, net of current portion       7,685         8,240
Other assets                                               11,837         5,184
                                                       ----------      --------
          Total assets                                 $1,077,927      $600,392
                                                       ==========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses             $   55,195      $ 34,590
     Deferred revenue                                      17,588        10,015
     Short-term debt                                      182,216             -
     Convertible note payable                             100,250             -
     Other current liabilities                              4,856         3,631
          Total current liabilities                       360,105        48,236

Long-term debt                                            211,980       186,056
Premier Club membership fees                               65,441        63,499
Other non-current liabilities                               2,453         1,448
Minority interest in consolidated entities                    859             -
Commitments and contingencies (Note 4 and 5)

Shareholders' Equity:
      Preferred Stock, $ .01 par value, 5,000,000 shares
           authorized, none issued                             -              -
     Class A Common Stock, $ .01 par value, 100,000,000
          shares authorized and 35,138,763 and 27,929,570
          shares outstanding at  March 31, 1998 and
          June 30, 1997, respectively                        351            279
     Class B Common Stock, $ .01 par value, 10,000,000
          shares authorized and 255,000 shares issued
          and outstanding at March 31, 1998 and
          June 30, 1997                                         3             3
     Contributed capital                                  437,036       304,095
     Accumulated deficit                                (     301)    (   3,224)
                                                       ----------      --------
          Total shareholders' equity                      437,089       301,153
                                                       ----------      --------
          Total liabilities and shareholders' equity   $1,077,927      $600,392
                                                       ==========      ========


        The accompanying notes are an integral part of these statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended March 31
                      (In thousands, except per share data)


                                                             1998         1997
                                                             ----         ----
Revenue:

     Leisure and recreation                               $ 92,281    $   4,952
     Entertainment and sports                               13,471       16,802
                                                          --------    ---------
          Total revenue                                    105,752       21,754

Operating Expenses:

     Cost of leisure and recreation services                32,831        1,639
     Cost of entertainment and sports services              18,218       14,396
     Selling, general and administrative expenses           25,859        3,146
     Amortization and depreciation expense                   6,538        1,791
                                                          --------     --------
          Total operating expenses                          83,446       20,972

Operating income                                            22,306          782

Interest and other income                                      366          863

Interest and other expense                                  (7,865)     (   241)

Minority interest                                          (   887)     (   127)
                                                          ---------   ----------

Net income                                                $ 13,920    $   1,277
                                                          =========   ==========
Net income per share - basic                              $   0.40    $    0.08
                                                          =========   ==========
Net income per share - diluted                            $   0.39    $    0.07
                                                          =========   ==========

Shares used in computing net income per share - basic       35,118       16,875
                                                          =========   ==========

Shares used in computing net income per share - diluted     35,788       17,510
                                                          =========   ==========


        The accompanying notes are an integral part of these statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Nine Months Ended March 31
                      (In thousands, except per share data)


                                                            1998         1997
                                                            ----         ----

Revenue:

     Leisure and recreation                               $180,661    $   4,952
     Entertainment and sports                               34,620       32,185
                                                          --------    ----------
          Total revenue                                    215,281       37,137

Operating Expenses:

     Cost of leisure and recreation services                76,299        1,639
     Cost of entertainment and sports services              39,795       30,347
     Selling, general and administrative expenses           66,223        7,243
     Amortization and depreciation expense                  15,453        3,586
                                                          --------    ----------
          Total operating expenses                         197,770       42,815

Operating income (loss)                                     17,511     (  5,678)

Interest and other income                                    1,683        1,014

Interest and other expense                                 (14,528)    (  2,442)

Minority interest                                          ( 1,743)    (    416)
                                                          --------    ----------

Net income (loss)                                         $  2,923    $(  7,522)
                                                          ========    ==========

Net income (loss) per share - basic                       $   0.09    $(   0.72)
                                                          ========    ==========

Net income (loss) per share - diluted                     $   0.08    $(   0.72)
                                                          ========    ==========

Shares used in computing net income (loss)
  per share - basic                                         34,067       10,498
                                                         =========    ==========

Shares used in computing net income (loss)
  per share - diluted                                       34,474       10,498
                                                         =========    ==========


        The accompanying notes are an integral part of these statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended March 31
                                 (In thousands)


                                                            1998           1997
                                                            ----           ----
Operating Activities:
     Net income (loss)                                 $    2,923     $ ( 7,522)
     Adjustments to reconcile net income
          (loss) to net cash provided by
          (used in) operating activities:
          Amortization and depreciation expense            15,453         3,586
          Deferred compensation                                 -       (   321)
          Income applicable to minority interests           1,743           416
     Change in operating assets and liabilities
          (excluding the effects of business
          acquisitions):
          Accounts receivable                           (   9,730)      ( 3,811)
          Other assets                                  (     658)          112
          Accounts payable and accrued expenses         (   1,603)          542
          Deferred revenue and other liabilities            6,862         3,013
                                                       -----------     ---------
               Net cash provided by (used in)
                operating activities                       14,990       ( 3,985)

Investing Activities:
     Cash acquired in business acquisitions                12,999             -
     Cash used in business acquisitions                 ( 209,561)      ( 7,286)
     Acquisition of additional interest in
      consolidated subsidiary                           (  27,423)            -
     Capital expenditures                               (  28,482)      (   953)
                                                       -----------     ---------
               Net cash used in investing activities    ( 252,467)      ( 8,239)

Financing Activities:
     Net proceeds from issuance of common stock           108,764       131,938
     Borrowings under short-term debt agreement           182,216             -
     Payments under note payable to related party               -       (20,340)
     Payments under long term debt and credit line
      agreements                                        (  76,205)      (25,130)
     Borrowings under revolving credit line                39,000         1,131
     Other                                                    264       (   711)
                                                       ----------     ----------
               Net cash provided by financing activities  254,039        86,888
               Increase in cash and cash equivalents       16,562        74,664
Cash and cash equivalents, at beginning of period          13,709           465
                                                       ----------     ----------
Cash and cash equivalents, at end of period            $   30,271     $  75,129
                                                       ==========     ==========

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

The financial information furnished herein reflects all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated. A tax provision has been excluded from the presentation based on the fact that the Company has adequate net operating loss carryforwards to offset earnings presented.

2.    Organization

The Company is a holding company with subsidiaries currently operating in two business segments: (i) leisure and recreation (the "Leisure and Recreation Business") and (ii) entertainment and sports (the "Entertainment and Sports Business").

The Leisure and Recreation Business presently consists of the Company's ownership of the Boca Raton Resort and Club ("Boca Resort"), the Arizona Biltmore Hotel ("Arizona Biltmore"), the Hyatt Regency Pier 66 Hotel and Marina ("Pier 66"), the Radisson Bahia Mar Beach Resort and Yachting Center ("Bahia Mar") and the Rolling Hills Golf Club ("Rolling Hills"). The Company also maintains a 97% ownership interest in the Registry Hotel at Pelican Bay
("Registry Resort"). Boca Resort, Arizona Biltmore, Pier 66, Bahia Mar and Registry Resort are collectively referred to as the "Resort Facilities". See also Note 5 for the discussion of a subsequent event.

The Entertainment and Sports Business consists of the Florida Panthers Hockey Club (the "Panthers"), the operations of two ice skating rinks, the development and operation of the Broward County Arena, which is currently under construction and an interest in the operations of the Miami Arena.

3.    Sale of Common Stock

On August 11, 1997, the Company received $108.8 million in net proceeds from the underwritten public offering of 6,000,000 shares of Class A Common Stock, par value $ .01 ("Class A Common Stock"). A portion of the proceeds was used to acquire Registry Resort. See Note 4.

4.    Business Combinations

On August 13, 1997, the Company acquired its initial 68% ownership interest (325 of the 474 units) in Registry Resort for 918,174 shares of Class A Common Stock, warrants to purchase 325,000 shares of Class A Common Stock (300,000 of which are exercisable at $25.85 per share and 25,000 of which are exercisable at $23.50 per share) and $75.5 million in cash. As of March 31, 1998, the Company acquired 133 additional units for $27.4 million payable in cash (net of the payoff of certain mortgage notes receivable to the Company associated with the additional units) increasing its ownership interest to approximately 97%. The Company currently has outstanding offers to acquire the remaining units of Registry Resort.

                         FLORIDA PANTHERS HOLDINGS, INC.

On November 26, 1997, the Company acquired certain assets associated with Rolling Hills in exchange for $8.0 million in cash. The assets acquired consist of a 27-hole golf course located in Davie, Florida, a parking lot and approximately 79 acres of undeveloped land adjacent to Rolling Hills.

On March 2, 1998, the Company acquired an ownership interest in Arizona Biltmore in exchange for: (i) payment of $126.0 million in cash, (ii) payment in the future of $100.3 million either in cash or shares of Class A Common Stock,
(iii) warrants to purchase 500,000 shares of the Company's Class A Common Stock exercisable at $24.00 per share and (iv) the assumption of $63.1 million of debt. The $100.3 million payment, which is classified as Convertible Note Payable on the Consolidated Balance Sheet, bears interest at a rate of 5% per annum and, at the election of the seller, shall be paid in either cash or shares of Class A Common Stock. If the seller elects to receive cash, it must make such election during specified election periods occurring between May 25, 1998 and March 2, 2000. Once a cash election is made, the Company shall make payment within 120 days after such election. Alternatively, the seller may elect to receive shares of Class A Common Stock at a per share price of $26.00 at any time from March 2, 1998 through March 2, 2008.

The initial acquisition of a 68% interest in Registry Resort, the acquisition of Rolling Hills and the acquisition of Arizona Biltmore have been accounted for under the purchase method of accounting. The preliminary purchase price allocation for each is set forth below in thousands.

                                                                                                  Arizona
                                                                    Registry    Rolling Hills     Biltmore       Total
                                                                    --------    -------------     --------       -----
Cash acquired in connection with business acquisition             $   12,476     $        -     $      523     $ 12,999
Other current assets                                                   7,347             150        16,265       23,762
Property and equipment                                                86,499           7,876       289,851      384,226
Other non-current assets                                               2,319               -             -        2,319
Current liabilities                                                 ( 12,300)              -     ( 115,108)   ( 127,408)
Long-term debt                                                             -               -     (  63,129)   (  63,129)
Minority interest                                                   (  4,046)              -             -    (   4,046)
Class A Common Stock issued or reserved for issuance                ( 16,787)              -     (   2,375)   (  19,162)
                                                                  -----------     ----------     ----------   ----------
Cash used in business acquisition                                 $   75,508      $    8,026     $ 126,027    $ 209,561
                                                                  ===========     ==========     ==========   ==========

The purchase price allocation for the subsequent acquisition of units in Registry Resort in thousands is set forth below.

Property and equipment                                                            $   31,613
Reduction in other assets (mortgage notes receivable) resulting from
  acquisition of additional interest in units of consolidated subsidiary            (  4,190)
                                                                                  -----------
Cash used to acquire additional interest in consolidated entity                   $   27,423
                                                                                  ===========

The Company's consolidated results of operations on an unaudited pro forma basis, assuming that the Registry Resort and Arizona Biltmore acquisitions and sale of 6,000,000 shares of Class A Common Stock occurred at the beginning of the periods presented, are set forth below in thousands, except for per share data. See also Note 3.

                                                                              Nine Months Ended March 31
                                                                              --------------------------
                                                                                  1998             1997
                                                                                  ----             ----
Revenue                                                                         $266,424         $108,699
Operating income                                                                $ 30,029         $ 10,418
Net income (loss)                                                               $    296         $ (6,379)
Pro forma basic and diluted net income (loss) per common share                  $   0.01         $(  0.61)
Number of shares used to compute net income (loss) per share - basic              35,109           10,498
Number  of  shares  used to  compute  net  income  (loss)  per share - diluted    35,516           10,498

5.    Subsequent Event

On April 22, 1998, the Company acquired the Edgewater Beach Hotel ("Edgewater Resort") located in Naples, Florida for $41.2 million. Approximately $20.7 million of the purchase price was paid in cash at closing and payment of the remaining $20.5 million bears interest at a rate of 5% per annum and is payable in either cash or shares of Class A Common Stock, at the election of the seller, on or about October 22, 1999.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K.

Results of Operations

The Company currently operates through two business segments (i) the Leisure and Recreation Business and (ii) the Entertainment and Sports Business. The Leisure and Recreation Business presently consists of the Company's ownership of Boca Resort, Arizona Biltmore, Pier 66, Bahia Mar and Rolling Hills and an ownership interest in Registry Resort. Following the financial reporting period covered by this report, the Company expanded its Leisure and Recreation Business through the acquisition of the Edgewater Beach Hotel on April 22, 1998. See Note 5. The Entertainment and Sports Business consists of the Panthers, the Company's ice skating rink operations and the arena development and management activities.

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its gross revenue and net earnings. Peak season at the Resort Facilities extends from January through April, while regular season for the Panthers commences in October and ends in April. Accordingly, the operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

Business Segment Information

The table to follow sets forth business segment operating data, with costs and expenses expressed as a percent of the related business segment revenue for the period indicated in thousands.

                                              Three Months Ended March 31                 Nine Months Ended March 31
                                       -----------------------------------------     -------------------------------------
                                           1998         %        1997        %         1998         %        1997       %
                                           ----                  ----                  ----                  ----
Revenue:
Leisure and recreation                 $  92,281       87%    $  4,952       23%     $180,661      84%    $  4,952     13%
Entertainment and sports                  13,471       13%      16,802       77%       34,620      16%      32,185     87%

       Total revenue                     105,752      100%      21,754      100%     $215,281     100%      37,137    100%

Operating Expenses:
Cost of Services
    Leisure and recreation                32,831       36%       1,639       33%       76,299      42%       1,639     33%
    Entertainment and sports              18,218      135%      14,396       86%       39,795     115%      30,347     94%

Selling, General and Administrative
  Expenses
   Leisure and recreation                 19,954       22%       1,174       24%       51,037      28%       1,174     24%
   Entertainment and sports                2,755       20%       1,468        9%        7,629      22%       5,411     17%
   Corporate                               3,150         -         504         -        7,557        -         658       -

Amortization and Depreciation
    Leisure and recreation                 5,365        6%         309        6%       12,258       7%         309      6%
    Entertainment and sports               1,156        9%       1,482        9%        3,178       9%       3,277     10%
    Corporate                                 17         -           -         -           17        -           -       -

       Total operating expenses           83,446       79%      20,972       96%      197,770      92%      42,815    115%

Operating income - leisure and
  recreation                           $  34,131             $   1,830              $  41,067             $  1,830

Operating loss - entertainment and
  sports                               $ ( 8,658)            $  (  544)             $( 15,982)            $ (6,850)

Corporate general and administrative   $ ( 3,167)            $  (  504)             $  (7,574)            $ (  658)

Total operating income (loss)          $  22,306             $     782              $  17,511             $ (5,678)


Consolidated Results of Operations

Operating income for the three months ended March 31, 1998 and 1997 amounted to $22.3 million and $782,000, respectively. The Company's operating income was $17.5 million for the nine months ended March 31, 1998 compared to an operating loss of $5.7 million for the nine months ended March 31, 1997. The improvement in operating income during the 1998 periods was the result of strong results from the Resort Facilities, partially offset by higher corporate general and administrative expenses and higher losses from the Entertainment and Sports Business. Additional information relating to the operating results for each business segment is set forth below.

Leisure and Recreation
----------------------

Because the size of the Company's resort portfolio has increased to five properties at March 31, 1998 from two properties at March 31, 1997, variations in operating results between 1998 and 1997 resulted primarily from the Company's business acquisitions. Each of the five Resort Facilities described in Note 2 to the Consolidated Financial Statements was owned by the Company during the entire nine months ended March 31, 1998, except for Registry Resort and the Arizona Biltmore which were acquired on August 13, 1997 and March 2, 1998, respectively. During the prior year, the Company acquired Pier 66 and Bahia Mar on March 4, 1997 and their results of operations are included in the consolidated results for only a 27-day period. Accordingly, a comparison of certain nine-month data has been excluded, as it is not meaningful.

Revenue

Leisure and Recreation Business revenue increased to $92.3 million for the three months ended March 31, 1998 from $5.0 million for the three months ended March 31, 1997, primarily due to business acquisitions. The Resort Facilities experience the highest revenue and operating income during the third fiscal quarter. Therefore, management expects leisure and recreation revenue for the fourth fiscal quarter ending June 30, 1998 to be significantly lower than the recently concluded quarterly period, as the peak season ends. More than 50% of leisure and recreation revenue for the three and nine months ended March 31, 1998 were derived from activities of Boca Resort. In addition, over 50% of consolidated resort revenue for the three and nine months ended March 31, 1998 was generated from non-room sources such as food and beverage sales, marina and other amenity use and retail sales.

Operating Expenses

Cost of services totaled $32.8 million and $1.6 million for the three months ended March 31, 1998 and 1997, respectively. Cost of services as a percent of revenue, which is generally lowest in the third fiscal quarter (peak season), was 36% and 42% for the three and nine months ended March 31, 1998, respectively. Cost of leisure and recreation services consist primarily of personnel and other direct costs incurred in connection with servicing the Resort Facilities' rooms, marinas, food and beverage operations, retail establishments and other facility amenities. Going forward, the Company anticipates improving gross operating margins for each of its resorts by taking advantage of consolidated purchasing opportunities.

Selling, general and administrative expenses ("S,G&A") totaled $20.0 million and $1.2 million for the three months ended March 31, 1998 and 1997, respectively. S,G&A as a percent of revenue was 22% and 28% for the three and nine months ended March 31, 1998, respectively. As with cost of services, S,G&A as a percent of revenue tends to be lowest in the third fiscal quarter and higher during the non-peak seasons. S,G&A for the Leisure and Recreation Business consist primarily of various fixed, indirect costs, including utility and property costs, real estate taxes, insurance, management and franchise agreement fees and administrative salaries. Management believes the Company will benefit from additional economies in S,G&A as its resort portfolio grows. These savings opportunities include the consolidation of reservation systems, coordinated sales and marketing efforts and reduced costs for insurance and management overhead.

Amortization and depreciation expense was $5.4 million and $309,000 for the three months ended March 31, 1998 and 1997, respectively, and $12.3 million and $309,000 for the nine months ended March 31, 1998 and 1997, respectively. Increases were due to property and equipment acquired in connection with the Company's business combinations.

Entertainment and Sports
------------------------

Revenue

Entertainment and Sports Business revenue was $13.5 million and $16.8 million for the three months ended March 31, 1998 and 1997, respectively, and $34.6 million and $32.2 million for the nine months ended March 31, 1998 and 1997, respectively. The primary component of the Entertainment and Sports Business is the Panthers hockey club. Revenue and direct expenses associated with the team are recorded over the regular hockey season. Therefore, the majority of revenue is reported during the three-month periods ended December 31 and March 31. The decrease in revenue during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 was the primarily the result of nine fewer home games played during the current period. The increase in revenue during the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997 was partially due to higher Panther ticket revenue, along with increased revenue from the Company's ice skating rink operations.

Operating Expenses

Entertainment and sports operating expenses, which includes among other items Panthers' player salaries and arena and ticketing costs, increased $4.8 million, to $22.1 million for the three months ended March 31, 1998, compared to $17.3 million for the same period in 1997. Total entertainment and sports operating expenses were $50.6 million and $39.0 million for the nine months ended March 31, 1998 and 1997, respectively. The increases during the 1998 periods were primarily the result of higher Panthers' player salaries, along with increased costs associated with the operation of the Company's ice skating rink facilities.

Corporate General and Administrative Expenses
---------------------------------------------

Corporate general and administrative expenses totaled $3.2 million and $504,000 for the three months ended March 31, 1998 and 1997, respectively, and $7.6 million and $658,000 for the nine months ended March 31, 1998 and 1997, respectively. The increase was substantially the result of additional legal, accounting, treasury and other corporate general and administrative expenses. These expenses are associated with the Company's (i) increase in total revenue and assets, (ii) the diversification into the resort hospitality business and
(iii) public company compliance and reporting activities.

Interest and Other Income
-------------------------

Interest and other income totaled $366,000 and $863,000 for the three months ended March 31, 1998 and 1997, respectively, and $1.7 million and $1.0 million for the nine months ended March 31, 1998 and 1997, respectively. Interest income was higher during the three months ended March 31, 1997 because the Company maintained a higher average cash balance, which resulted from the private placement of Class A Common Stock that yielded $65.6 million in net proceeds. The increase in interest income for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997 was the result of maintaining a higher average cash balance attributable to the acquisition of additional resorts, which yielded significant cash flow.

Interest Expense and Minority Interest
--------------------------------------

Interest expense totaled $7.9 million and $241,000 for the three months ended March 31, 1998 and 1997, respectively, and $14.5 million and $2.4 million for the nine months ended March 31, 1998 and 1997, respectively. The increase in interest expense during the 1998 periods was attributable to additional debt assumed or incurred in connection with acquisitions of the Company's Resort Facilities. In the comparable periods of the prior year, the outstanding indebtedness related to the purchase of the Panthers, along with borrowing needed to fund hockey operations. Such indebtedness was repaid with a portion of the proceeds from the Company's initial public offering in November 1996.

Minority interest associated with Registry Resort (applicable for the 1998 periods only) and the Miami Arena totaled $887,000 and $127,000 for the three months ended March 31, 1998 and 1997, respectively. Minority interest totaled $1.7 million and $416,000 for the nine months ended March 31, 1998 and 1997, respectively.

EBITDA

Earnings before interest expense, income taxes, depreciation, amortization and minority interest ("EBITDA"), although not a standard measure under generally accepted accounting principles, is a widely accepted financial indicator used by certain investors and analysts to compare companies on the basis of operating performance. As a result of the Company's resort acquisitions, EBITDA increased to $29.2 million for the three months ended March 31, 1998 from $3.4 million for the three months ended March 31, 1997 and increased to $34.6 million for the nine months ended March 31, 1998 from $(1.1) million for the nine months ended March 31, 1997.

Liquidity and Capital Resources

Cash and cash equivalents increased $16.6 million, to $30.3 million at March 31, 1998 from $13.7 million at June 30, 1997. The major components of the change are discussed below.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities totaled $15.0 million for the nine months ended March 31, 1998 compared to $4.0 million used in operating activities for the nine months ended March 31, 1997. The increase for the nine months ended March 31, 1998 was the result of receiving more cash flow from the Resort Facilities. Each of the properties, except for Pier 66 and Bahia Mar, was acquired subsequent to March 31, 1997, and accordingly, the related cash flows are not included in the Company's prior year financial statements. Cash flows from the newly acquired resort facilities were partially offset by increased costs for corporate general and administrative expense and less cash flow from the Entertainment and Sports Business.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $252.5 million and $8.2 million for the nine months ended March 31, 1998 and 1997, respectively.

Cash used in business acquisitions and to acquire additional interests in a consolidated subsidiary of the Company increased to $237.0 million for the nine months ended March 31, 1998 from $7.3 million for the nine months ended March 31, 1997. During the nine months ended March 31, 1998, the Company (i) acquired its initial 68% ownership interest in Registry Resort of which $75.5 million of the purchase price was paid in cash, (ii) closed on an additional 133 units of the remaining 149 units of Registry Resort of which $27.4 million of the purchase price was paid in cash, (iii) acquired Rolling Hills for $8.0 million and (iv) acquired Arizona Biltmore of which $126.0 million of the purchase price was paid in cash. During the nine months ended March 31, 1997, the Company acquired certain assets relating to the business of owning and operating a twin-pad ice facility located in Coral Springs, Florida.

Capital expenditures increased by $27.5 million during the nine months ended March 31, 1998, primarily associated with the Boca Resort expansion program that was recently completed. The expansion included an 18 court tennis club (which adds to the existing 12 courts located in a separate complex), a new Bates designed championship golf course and a new 140,000 square foot conference center. In addition, because the Company owned more resorts for a longer duration during fiscal 1998, recurring capital expenditures increased during the nine months ended March 31, 1998.

Under covenants to a senior note payable secured by Boca Resort, the Company is required to deposit excess operating cash into reserve accounts which are accumulated and restricted to support future debt service, facility expansion, furniture, fixture and equipment replacement and real estate tax payments. Additionally, the Company's loan and/or management agreements for Arizona Biltmore, Pier 66 and Bahia Mar also require the maintenance of customary capital expenditure reserve funds for the replacement of assets and each such resort has completed a renovation program within the last four years. These reserve funds are classified as restricted cash on the Consolidated Balance Sheets.

Cash Provided By Financing Activities

Net cash provided by financing activities amounted to $254.0 million and $86.9 million for the nine months ended March 31, 1998 and 1997, respectively. During the nine months ended March 31, 1998, the Company received $108.8 million of net proceeds from the sale of shares of Class A Common Stock and $145.0 million in borrowings, net of repayments, under debt facilities. During the nine months ended March 31, 1997, the Company completed its initial public offering and concurrent private offering for an aggregate of 7,300,000 shares of Class A Common Stock, which resulted in net proceeds of $66.3 million. A portion of such net proceeds was used to retire $45.0 million of debt. In addition, during the nine months ended March 31, 1997 the Company sold 2,460,000 shares of Class A Common Stock in a private placement transaction, which yielded $65.6 million in net proceeds.

Capital Resources

The Company believes that it has, or can obtain, sufficient financial resources to support ongoing operations, finance the growth of its businesses and take advantage of acquisition opportunities.

The  Company's  capital  resources  are   provided  from  both  internal  and
external sources. The primary capital resources from internal operations include revenue from (i) room rentals, food and beverage sales, retail sales, golf, tennis and marina services and conference services at the Resort Facilities (ii) Premier Club memberships at Boca Resort and (iii) ticket, broadcasting, sponsorship and other revenue derived from ownership of the Panthers.

The primary external sources of liquidity have been the issuance of equity securities and borrowings under term loans and lines-of-credit. Since its initial public offering in November 1996, the Company has raised $240.7 million from the issuance of its Class A Common Stock. At March 31, 1998, the Company had $299.2 million outstanding under secured term loans or acquisition related notes payable and $195.2 million outstanding under other credit facilities.

Financial Condition

Significant changes in balance sheet data from June 30, 1997 to March 31, 1998 are discussed below.

Restricted Cash

Restricted cash decreased to $21.5 million at March 31, 1998 from $30.1 million at June 30, 1997. The decrease was primarily the result of expending previously restricted cash for the Boca Resort expansion program.

Accounts Receivable

Accounts receivable increased to $38.7 million at March 31, 1998 from $13.1 million at June 30, 1997. The increase was partially the result of assuming trade receivables in connection with the acquisition of Registry Resort and Arizona Biltmore, which totaled $15.8 million at March 31, 1998. In addition, other resorts' accounts receivable increased $6.4 million, due to higher occupancy rates and average daily rates from corporate guests. The remaining increase substantially relates to the hockey team operations where it is customary for receivables to be higher during the regular playing season, which extends from October to April.

Property and Equipment

Property and equipment increased $437.3 million to $912.7 million at March 31, 1998 from $475.4 million at June 30, 1997. Approximately $118.1 million of the increase related to initial and subsequent acquisitions in Registry Resort, which has brought the Company's interest to approximately 97% at March 31, 1998. Additionally, $289.9 million of the increase was attributable to the acquisition of Arizona Biltmore and $7.9 million was attributable to the acquisition of Rolling Hills. The remaining increase represents capital development and purchases at Boca Resort and the other resort properties, offset by depreciation expense.

Other Assets

Other assets increased $6.6 million to $11.8 million at March 31, 1998 from $5.2 million at June 30, 1997. The increase was primarily due to the assumption of certain other assets in connection with the acquisition of Registry Resort and Arizona Biltmore along with an increase in hockey player signing bonuses, which will be amortized over the life of the relevant player contracts.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased to $55.2 million at March 31, 1998 from $34.6 million at June 30, 1997. The increase was substantially attributable to the addition of trade payables and other accrued liabilities associated with Registry Resort and Arizona Biltmore together with the accrual of acquisition related expenses.

Deferred Revenue

Deferred revenue increased to $17.6 million at March 31, 1998 from $10.0 million at June 30, 1997. The increase was primarily the result of two factors. Approximately $4.7 million of the increase related to receipts for annual club membership dues of Boca Resort. Such amounts are recognized as revenue ratably over the membership year, which commenced on October 1. The remaining increase relates to deposits for advance suite and seat sales at the Broward County Arena. The Broward County Arena is currently under construction and is scheduled to open in the fall of 1998.

Short-Term Debt

In February 1998 the Company completed a bridge loan facility in the amount of $200.0 million. At March 31, 1998, $182.2 million was outstanding under the facility. A portion of the proceeds from the bridge loan was used in connection with the acquisitions of Arizona Biltmore and additional units at Registry Resort as well as to reduce other indebtedness. The indebtedness matures in July 1998 and the Company is in the process of establishing permanent financing.

Convertible Note Payable

Convertible note payable amounted to $100.3 million at March 31, 1998 and relates to the acquisition of Arizona Biltmore as discussed in Note 4 to the Unaudited Consolidated Financial Statements.

Long-Term Debt

Long-term debt increased to $212.0 million at March 31, 1998 from $186.1 million at June 30, 1997. The increase was the result assuming $63.1 million of indebtedness in connection with the acquisition of the Arizona Biltmore. This increase was partially offset by the retirement of $16.0 million under a mortgage note payable along with net repayments under lines-of-credit.

Minority Interest

The Company has a minority interest in Registry Resort and the Miami Arena operations.

Shareholders' Equity

Shareholders' equity increased to $437.1 million at March 31, 1998 from $301.2 million at June 30, 1997. The increase was attributable to the sale of 6,000,000 shares of Class A Common Stock, together with the issuance of 918,174 shares of Class A Common Stock and warrants to purchase 325,000 shares of Class A Common Stock in connection with the acquisition of an ownership interest in Registry Resort. In addition, the Company issued warrants to purchase 500,000 shares of Class A Common Stock in connection with the acquisition of the Arizona Biltmore. The Company also received $360,000 in proceeds from the exercise of employee stock options, and was positively impacted by net income for the nine months ended March 31, 1998.

Forward Looking Statements

Certain statements and information included herein may constitute forward-looking statements within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's principal businesses; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on terms acceptable to the Company to finance its growth strategy; the Company's limited history of operations in the Leisure and Recreation Business; dependence on key personnel and the ability to properly assess and capitalize on future business opportunities.

Part II - Other Information

Item 1.  Legal Proceedings

         There has been no material change in the status of legal proceedings as described under Item 3., Part I to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 or described under Item 1., Part II to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1997, except as set forth below.

         As disclosed in the Annual Report on Form 10-K, on February 21, 1997 the Seventeenth Judicial Circuit Court ruled against the Company's complaint with respect to the construction of the Broward County Arena and the Prevailing Wage Ordinance, finding that the Prevailing Wage Ordinance was applicable. On March 18, 1998, in a 2-1 decision, the Fourth District Court of Appeals affirmed the trial court's finding. On May 8, 1998, the Court of Appeals denied the Company's motion for rehearing and the Company is considering whether to further appeal and whether to seek to further extend the stay. An unfavorable outcome of this suit may require the Company to incur additional construction costs up to $6.0 million.

Item 2.  Changes in Securities

         On March 2, 1998, the Company acquired an ownership interest in Arizona Biltmore in exchange for: (i) payment of $126.0 million in cash, (ii) payment of $100.3 million either in cash or shares of Class A Common Stock (iii) warrants to purchase 500,000 shares of the Company's Class A Common Stock exercisable at $24.00 per share and (iv) the assumption of $63.1 million of debt. The $100.3 million payment, which is classified as Convertible Note Payable on the Consolidated Balance Sheet, bears interest at a rate of 5% per annum and, at the election of the seller, shall be paid in either cash or shares of Class A Common Stock. The seller may elect to receive cash during specified election periods occurring between May 25, 1998 and March 2, 2000 or may elect to receive shares of Class A Common Stock at a per share price of $26.00 at any time from March 2, 1998 through March 2, 2008.

         On April 22, 1998, the Company acquired the Edgewater Resort for $41.2 million. Approximately $20.7 million of the purchase price was paid in cash at closing and payment of the remaining $20.5 million bears interest at a rate of 5% per annum and is payable in either cash or shares of Class A Common Stock, at the election of the seller, on or about October 22, 1999.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Number                               Description
         ------            -----------------------------------------------------
         11                Computation of Earnings Per Share
         27                Financial Data Schedule
         99                Contribution  and Exchange  Agreement  dated December
                           19,  1997 by and  among  Florida  Panthers  Holdings,
                           Inc., Wright-Bilt Corp., Biltmore Hotel Partners, AZB
                           Limited  Partnership,  W&S  Realty  Investment  Group
                           L.L.C., Samuel Grossman,  Charles Carlise, W. Matthew
                           Crow,   AZ  Biltmore   Hotel   Limited   Partnership,
                           Southwest Associates, El Camino Associates,  Grossman
                           Investment Corp., and The Crow Irrevocable Trust.
                           (Incorporated by reference into Form 8-K filed
                            on March 5, 1998.)

(b)      Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the three months ended March 31, 1998: Current Report on Form 8-K filed on March 5, 1998, relating to the acquisition of an ownership interest in Arizona Biltmore and reported certain factual information thereto and Current Report on Form 8-K filed on March 11, 1998 relating to the resignation of Richard H. Evans as President of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FLORIDA PANTHERS HOLDINGS, INC.


Date:    May 14, 1998                            By: /s/William M. Pierce
                                                 Senior  Vice  President,
                                                   Treasurer and Chief Financial
                                                   Officer
                                                 (Principal Financial Officer)

                                                 By: /s/Steven M. Dauria
                                                 Vice President and Corporate
                                                   Controller
                                                 (Principal Accounting Officer)