Form 10-K
period 1998-06-30
FLORIDA PANTHERS HOLDINGS INC
filed 1998-08-14
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        (Mark One)
                   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE ACT OF
                        1934 For the fiscal year ended June 30,
                        1998

                                       OR

                   [ ]  TRANSITION REPORT PURSUANT TO SECTION
                        13 OR 15(d) OF THE SECURITIES  EXCHANGE
                        ACT OF 1934 For the  transition  period
                        from ____________ to ____________

                         Commission file number: 1-13173

                         FLORIDA PANTHERS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                              65-0676005
        ------------------------            -----------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

         450 East Las Olas Boulevard                     33301
           Fort Lauderdale, Florida
    ---------------------------------------            ---------
    (Address of Principal ExecutiveOffices)            (Zip Code)

       Registrant's telephone number, including area code: (954) 712-1300

Securities  registered  pursuant  to Section 12(b) of the Act:

        Title of class          Name of each exchange on which registered
        --------------          -----------------------------------------
        Class A Common                  New York Stock Exchange
Stock, par value $.01 per share

Securities  registered  pursuant  to Section 12(g) of the Act:

                                      None
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of August 10, 1998, the registrant had 34,890,358 shares of Class A common stock, $ .01 par value, outstanding and, at such date, the aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant was approximately $368.2 million. As of August 10, 1998 the registrant had 255,000 shares of Class B common stock $ .01 par value, outstanding, none of which was held by a non-affiliate of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III Portions of the Registrant's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

    Part IV Portions of previously filed reports and registration statements.

                                      INDEX
                                  TO FORM 10-K


                                                                    Page
                                                                   Number
           PART I
Item 1.    Business............................................        4
Item 2.    Properties..........................................       17
Item 3.    Legal Proceedings...................................       18
Item 4.    Submission of Matters to a Vote of Security-Holders.       19

           PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.................................       20
Item 6.    Selected Financial Data.............................       21
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................       22
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk................................................       28
Item 8.    Financial Statements and Supplementary Data.........       29
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.................       49

           PART III
Item 10.   Directors and Executive Officers of the Registrant..       50
Item 11.   Executive Compensation..............................       50
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..........................................       50
Item 13.   Certain Relationships and Related Transactions......       50

           PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.........................................       51

                                     PART I

Item 1.  Business

Introduction

    Florida Panthers Holdings, Inc. (the "Company") is a holding company with subsidiaries currently operating in two business segments: (i) leisure and recreation (the "Leisure and Recreation Business") and (ii) entertainment and sports (the "Entertainment and Sports Business"). The Company's current focus is on expanding the Leisure and Recreation Business primarily through (i) capital projects at existing facilities, (ii) increased marketing directed to the core upscale clientele of the Leisure and Recreation Business and (iii) acquisitions of additional luxury resorts compatible with the Company's market focus. Although the Company's current focus is on expanding the Leisure and Recreation Business, the Company continuously evaluates ownership, acquisition and divestiture alternatives relating to its two business segments with the intention of maximizing shareholder value.

     The Company was formed in July 1996 for the purpose of acquiring the operations of the Florida Panthers Hockey Club (the "Panthers" or the "Club"), a professional hockey team which has been a member of the National Hockey League ("NHL") since 1993. After its initial public offering (the "IPO") in November 1996, the Company expanded into the Leisure and Recreation Business, through the acquisition, ownership and operation of high-end destination luxury resorts, and diversified the Entertainment and Sports Business to include ice skating rink operations. See Note 16 to the Consolidated Financial Statements for certain industry segment financial information.

    The Leisure and Recreation Business presently consists of the Company's ownership of the Boca Raton Resort and Club ("Boca Resort"), the Arizona
Biltmore Hotel ("Arizona Biltmore"), the Registry Hotel at Pelican Bay ("Registry Resort"), the Edgewater Beach Hotel ("Edgewater Resort"), the Hyatt Regency Pier 66 Hotel and Marina ("Pier 66"), the Radisson Bahia Mar Resort and Yachting Center ("Bahia Mar") and the Rolling Hills Golf Club ("Rolling Hills"). These properties are collectively referred to as the "Resort Facilities. "

    The Company's Entertainment and Sports Business presently consists of the Panthers, arena development, arena management and ice skating rink operations. The Company's arena development and management operations will be unveiling a new multi-purpose state-of-the-art entertainment and sports center (the "National Car Rental Center" or the "National Center") in October 1998 where the Panthers will begin playing their 1998-1999 NHL season home games.

    The Company was incorporated in Florida on July 3, 1996 and subsequently reincorporated in Delaware on November 17, 1997. In connection with the IPO, the Company's Class A common stock, par value $.01 per share (the "Class A Common Stock") began trading on The Nasdaq National Market on November 13, 1996 under the symbol "PUCK." On July 11, 1997, the Class A Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PAW."

Business Strategy

    The Company's current business strategy is to focus on expanding the Leisure and Recreation Business. The primary elements of such business strategy include:
(i) the development of capital projects (additional unit construction, recreational amenities and conference space) at the Resort Facilities, (ii) the expansion of the core upscale clientele of the Leisure and Recreation Business, which will increase the Company's ability to cross-market other services to this customer base and (iii) the acquisition of other luxury resorts compatible with the Company's business strategy. In executing its business strategy, the Company continuously evaluates opportunities in other industries and businesses for potential strategic acquisitions where the Company believes it can leverage its competitive strengths and increase shareholder value. The Company also continuously evaluates ownership, acquisition and divestiture alternatives relating to its two business segments with the intention of maximizing shareholder value. For certain risks involved with the Company's business strategy, see "Risk Factors."

    Management believes that the Resort Facilities will allow for significant internal growth. At the time of acquisition, each of the Resort Facilities either had (i) ongoing expansion and/or improvements programs, which had been funded from internal and external sources of capital or (ii) recently completed expansion and/or improvement programs. Furthermore, the Company has identified additional opportunities at certain of its resorts and in their respective geographic markets where further expansion is feasible. While no assurances can be given, such expansion may include additional room inventory, conference facilities and additional resort amenities.

    In  addition  to  current  or  future  expansion   projects  at  the  Resort
Facilities, the Company is pursuing other internal growth opportunities. Specifically, the Company believes that the Premier Club concept, which was introduced in 1991 at Boca Resort, will serve as a model for expansion at its current and potential future resort facilities. The Boca Resort Premier Club currently requires an initial membership fee of $40,000 and annual social dues starting at $2,300. Membership in the Boca Resort Premier Club allows Premier Club members unlimited access to the Boca Resort grounds and recreational facilities which are otherwise restricted to resort guests. The Boca Resort Premier Club represents a significant source of cash flow at Boca Resort.

    The Company believes that the Premier Club concept, when applied to the other Resort Facilities will increase value and potential cash flow of the other Resort Facilities. The Company expects that the Premier Club concept will allow the Company to market resort properties, restaurants, pools, and, where available, tennis, golf, spa and other leisure and recreation amenities to residents in local communities in a country club/social club setting. In addition, the Company's management believes that the cash flow from additional Premier Clubs may help reduce the impact of seasonality on the Company's luxury resort business.

    The Company also believes that it can generate additional revenue by extending the Boca Resort model of non-room based revenue to the other Resort Facilities. Boca Resort derives approximately 40% of its total revenue from room rental, approximately 30% of its total revenue from the sale of food and beverage and approximately 30% of its total revenue from the operation of marinas, retail sales, rental income from the lease of retail space within the resort complex, Premier Club annual social dues and other non-room based revenue.

    In expanding the Leisure and Recreation Business, the Company is seeking to increase its core upscale clientele, such as corporate and other group customers, affluent local residents, individual business travelers and upscale leisure travelers, and to cross-market other Company resorts and services to this customer base. The Company views an upscale customer base as desirable for a number of reasons. First, the Company believes the market potential of the upscale customer base to be significant. Second, the Company believes the customer base in the luxury resort segment of the market is more recession-resistant than the customer base in the general hotel and lodging market and, as a result, the Company would be less effected by an economic downturn. Third, the Company believes such a customer base will allow it to experience more stable growth than the general hotel and lodging market, while offering opportunities to expand into other industries and businesses which may serve the same customer base.

    The Company believes that conditions in the luxury resort market favor such cross-marketing to its upscale customer base. According to the 1998 Bear Stearns U.S. Lodging Almanac, at the end of 1997, there were just 16,623 rooms under construction in the deluxe, luxury and upscale brand segments, and these segments accounted for 2.7% of the total existing U.S. hotel inventory of 608,594 rooms. Moreover, the Company believes that destination luxury resorts will continue to benefit from trends and developments, which favorably impact the North American resort industry. The factors include: demographic shifts among the U.S. population which have created a greater percentage of Americans with both increased leisure time and higher disposable income, a greater focus on active vacations, the increased popularity of golf and a growing interest in luxury resorts among upscale leisure travelers.

     The Company expects that it will continue to evaluate acquisition targets, which may include destination luxury resorts with internal growth potential, mid-range resorts in highly desirable locations that can be upgraded and which have sufficient land for expansion or other unique properties in urban locations. Resorts that are most likely to be acquisition targets are those that
(i) have a large room inventory in a popular tourism and convention geographic location, (ii) offer or could offer quality leisure and recreational amenities and (iii) provide the opportunity to cross-market such amenities to the Company's upscale clientele. While the Company believes that the states of

Florida and Arizona continue to be popular destinations for pleasure travel in the United States, it is currently considering possible acquisitions in other key regional locations throughout the United States. Also, unlike some participants in the industry that only manage resorts, the Company intends to pursue, where feasible, a policy of both ownership and operation. The Company believes that ownership gives it sufficient control to implement its business strategy and allows it to fully benefit from any increase in the value of its luxury resort portfolio.

     The Company believes that the potential acquisition of additional destination resorts and their integration into the Company's Leisure and Recreation Business will provide the Company with favorable cross-marketing opportunities. For example, corporate and other group customers that hold conferences on a regular basis prefer to rotate their conference locations among various regions of the United States, including the east and west coasts. By offering a significant number of affiliated luxury resort alternatives, the Company believes that it will be able to encourage its customers to utilize the Company's resort facilities on a regular basis. The Company believes that its superior facilities and emphasis on guest service greatly enhance opportunities for repeat business.

    Along with expansion into the Leisure and Recreation Business, the Company believes that the Entertainment and Sports Business is poised to experience further growth by capitalizing on the increasing popularity of hockey. Additionally, the Company believes that the completion of the National Center, which is currently scheduled for October 1998, will significantly enhance the Company's cash flow and its ability to market the Panthers, as well as its ability to provide other forms of entertainment. The Company also believes that the increasing popularity of hockey should bolster the success of the Company's ice rink operations.

Leisure and Recreation Business

Management Team

    The Company has assembled a management team with significant business experience in the resort and hotel industry to implement the Company's business strategy as it relates to the Leisure and Recreation Business. The members of the Company's Leisure and Recreation Business management team include:

     Dennis J. Callaghan. Mr. Callaghan is one of the Company's Managing Directors -- Resort Division and has been a director of the Company since July 1997. Since 1990, Mr. Callaghan has been President of Callaghan & Partners, Ltd., an entity founded by Mr. Callaghan to acquire, develop, finance, renovate and manage resorts, hotels and residential and commercial properties in the United States and abroad. Mr. Callaghan was an affiliate of Boca Resort and was appointed to the Company's Board of Directors in connection with the acquisition of Boca Resort.

     Michael Glennie. Mr. Glennie currently serves as the President of Boca Resort. Prior to his 10-year tenure with Boca Resort, Mr. Glennie was Manager of the Waldorf Astoria Hotel in New York and worked in various capacities at Rock Resorts, including as its Chief Executive Officer, from 1989 to 1993.

     Gary Chensoff. Mr. Chensoff is one of the Company's Managing Directors -- Resort Division and was previously a partner in a partnership which owned Registry Resort. Mr. Chensoff joined the Company in connection with the acquisition of Registry Resort. Mr. Chensoff has 20 years experience in the resort and real estate industries. Since 1992, Mr. Chensoff has been the President of Indian Hill Partners, Inc., which manages resorts, land development projects and commercial office properties. Prior to 1992, Mr. Chensoff held various positions, including Vice President and Managing Director, during his 11-year tenure with JMB Realty Corporation.

     James Applegate. Mr. Applegate joined the Company in October 1997 as Vice President- Golf Development. Mr. Applegate has 20 years experience in land acquisitions, golf course design and development and club operations. From 1986 through 1997, Mr. Applegate designed and built over 35 golf courses as a sole proprietor. From 1981 through 1985, he was Vice President of Operations for LaBonte Diversified Development ("LaBonte"). During his tenure at LaBonte, he was responsible for, among other things, land acquisitions and golf course development.

The Resort Facilities

    The Company's Leisure and Recreation Business currently consists of seven Resort Facilities: Boca Resort, Arizona Biltmore, Registry Resort, Edgewater Resort, Pier 66, Bahia Mar and Rolling Hills.

    More than one-half of the Resort Facilities' cash flow is derived from non-room sources, such as conference center services, marina services, annual dues associated with club memberships, food and beverages, retail and other amenities of the resort. Revenue derived from these sources is generally paid by customers in advance, or within 30 days of their stay at the resort.

    Boca Resort. Boca Resort is a destination luxury resort and private club located on over 298 acres of land fronting both the Atlantic Ocean and Intracoastal Waterway in Boca Raton, Florida. Boca Resort offers luxury accommodations and amenities to group conference customers, leisure travelers and the members of its exclusive and private country and social club known as The Premier Club. Boca Resort consists of the Cloister, the Tower, Boca Beach Club, the Golf Villas, Boca Country Club, 963 luxury guestrooms, a 50,000 square foot conference center, a 25 slip marina, two 18 hole championship golf courses, a 30 court tennis facility, 5 swimming pools, an indoor basketball court, two indoor racquetball courts and a half mile of private beach with various water sports facilities. Other amenities of Boca Resort include 15 food and beverage sites, ranging from 5-star cuisine to beach-side grills, and a new fitness center. Additionally, Boca Resort recently completed a $46.5 million expansion and renovation project which includes: (i) a new 140,000 square foot conference center; (ii) a state-of-the-art tennis and fitness center complex; (iii) an expanded 650-space parking facility and (iv) a new Bates-designed 18-hole golf course, replacing its previous 18-hole golf course. The completion of the conference center allows Boca Resort to accommodate more than one large group at a time, resulting in better utilization of its luxury guest rooms. Furthermore, Boca Resort has received local zoning approval to build 92 additional rooms at its marina, 57 luxury two-bedroom suites, and to build a luxury spa complex. Boca Resort has consistently been awarded the Readers' Award as one of the "Top 25 Hotels in North America" by Travel & Leisure magazine.

    Arizona Biltmore. Arizona Biltmore is a luxury resort located on 39 acres in Phoenix, Arizona. The resort includes 620 luxury guest rooms, three restaurants, privileges to play at two 18-hole golf courses, an 18-hole putting course, 8 tennis courts, 6 swimming pools, a full-service conference center capable of accommodating up to 1,200 people, a state-of-the-art meeting facility capable of accommodating up to 1,400 people, and a 20,000 sq. ft. spa complex. Among other distinctions, the property was featured in Architectural Digest in 1996 and was awarded the 1997 Heritage Award of Excellence by the Urban Land Institute.
Arizona Biltmore completed a $50.0 million property-wide renovation and expansion program in 1996 and added the spa complex in 1997. A $12.0 million expansion is currently underway which will include 122 additional luxury guest rooms and an Olympic size swimming pool. The expansion is expected to be completed in the first quarter of 1999.

    Registry Resort. Registry Resort is a luxury resort located on 15 acres of land fronting the Gulf of Mexico in Naples, Florida. As of June 30, 1998 the Company owned approximately 99% of Registry Resort and acquired the remaining 1% in July 1998. Registry Resort consists of 474 luxury guest rooms, a conference center, recreational areas, restaurant and retail outlets, a 15 court tennis facility and a nature reserve boardwalk as well as water sports and beach amenities. Registry Resort has consistently received the Mobile Travel Guide's Four Star Award, as well as the AAA's Four Diamond Award, and has been cited by Conde Nast Traveler magazine as one of the best resorts in the United States.

      Edgewater Resort. Edgewater Resort is the only all-suite beach resort located in Naples, Florida. Edgewater Resort includes 126 luxury suites situated on a two-acre site surrounding a tropical courtyard and fronting the Gulf of Mexico. Amenities at Edgewater Resort include a pool, a fitness center, water sports and other beach amenities, three meeting rooms and a penthouse gourmet restaurant. In 1997, Edgewater Resort completed a four-year, $2.2 million renovation of its 126 luxury suites, along with improvements to amenities.
Edgewater Resort was recently featured in Resorts and Great Hotels, Conde Nast Gold List and has consistently received the Mobile Travel Guide's Four Star Award and the AAA's Four Diamond Award.

    Pier 66. Pier 66 is a luxury resort and marina complex located on 23 acres of land fronting the Intracoastal Waterway in Fort Lauderdale, Florida. Pier 66 consists of 380 luxury guest rooms, a 142 slip marina, three swimming pools, 22,000 square feet of meeting space and 6 restaurants and lounges. Pier 66 has received the Mobil Travel Guide's Four Star Award and AAA's Four Diamond Award. Pier 66 has recently begun an $8.4 million renovation of its guest rooms, which is expected to be completed by December 31, 1998.

    Bahia Mar. Bahia Mar is a luxury resort and marina complex located on 40 acres of land fronting the Atlantic Ocean and the Intracoastal Waterway in Fort Lauderdale, Florida. Bahia Mar consists of 300 rooms, a 350-slip marina, four tennis courts, 20,000 square feet of flexible meeting space, restaurants and retail space. Bahia Mar completed an extensive $8.1 million renovation project in 1995 relating primarily to its guest rooms and the relocation of its meeting space and restaurants. Bahia Mar has received the Mobile Travel Guide's Three Star Award and the AAA's Three Diamond Award, as well as the 1995 Radisson President's Award and a City of Fort Lauderdale Community Appearance Award. The Bahia Mar marina is host to the International Boat Show, an annual six-day boating and marine event, which is billed as the world's largest in-water boat show.

     Rolling Hills. Rolling Hills, located in Davie, Florida, was the site for filming of the hit comedy "Caddyshack". The property is currently undergoing an approximate $12.0 million renovation and, upon completion, will feature a redesigned 18-hole championship golf course and a par three golf course and new practice facility and state-of-the-art clubhouse.

Franchise, Owner and License Agreements

    Franchise Agreement. Upon the acquisition of Pier 66, the Company assumed the rights under a 20-year franchise agreement (the "Hyatt Franchise Agreement") with Hyatt Franchise Corporation ("Hyatt"). The agreement terminates on November 14, 2014, contains various early termination provisions and provides for liquidated damages upon such early termination. The Hyatt Franchise Agreement provides for the payment of monthly royalty fees equal to 5% of gross room revenue.

    The Hyatt Franchise Agreement provides for the payment to Hyatt of certain Hyatt "allocable chain expenses" based on the total number of guest rooms at Pier 66 compared to the average number of guest rooms in all Hyatt hotels in the United States. A fee for the use of the Hyatt reservation system is also charged to Pier 66.

    The Hyatt Franchise Agreement also requires that a reserve, equal to 4% of gross room revenue, is maintained by Pier 66 for replacement of furniture, fixtures and equipment and for those repairs and maintenance costs which are capitalizable under generally accepted accounting principles. The franchise agreement requires significant renovations of guest rooms, corridors and other public areas to be performed every five to six years. The replacement of other furniture, fixtures and equipment, as defined in the agreement, is to occur every 10 to 12 years.

    Owner Agreement. Upon the acquisition of Pier 66, the Company assumed the rights under the Hyatt Hotel Franchise Owner Agreement (the "Owner Agreement"), pursuant to which the parties agree that Hyatt shall notify the Company upon a voluntary surrender, a default or a breach by the Pier 66 management company ("Pier 66 Management") under the Hyatt Franchise Agreement and the Company shall have an opportunity to cure any such breach or default. In addition, upon any termination of Pier 66 Management under the Pier 66 Management Agreement, the Hyatt Franchise Agreement shall terminate unless the Company employs a substitute manager that Hyatt approves, provided such manager is qualified under the terms of the Owner Agreement. The substitute manager will assume the duties and responsibilities as franchisee under the Hyatt Franchise Agreement. The Owner Agreement contains requirements that Hyatt consent to any financing transactions, sales or other transfers involving Pier 66, which consent shall not be unreasonably withheld or delayed by Hyatt. The Owner Agreement also obligates the Company to observe and be bound by certain terms, conditions and restrictions contained in the Hyatt Franchise Agreement.

    License  Agreement.  Upon the  acquisition of Bahia Mar, the Company assumed the rights under the Radisson License Agreement with Radisson Hotels International, Inc. ("Radisson"), expiring in July 2004. The terms of the
Radisson License Agreement allow the Company to operate the hotel using Radisson's proprietary hotel management system. Annual fees payable to Radisson pursuant to the Radisson License Agreement are 5% of gross room sales.

Management Agreements

    The Company is a party to a hotel management agreement (the "Pier 66 Management Agreement") with Pier 66 Management pursuant to which Pier 66 Management operates Pier 66. Pier 66 Management has managed Pier 66 since June 29, 1993. The Pier 66 Management Agreement expires in March 2000 and it provides for an annual management fee of $500,000, payable in monthly installments, and it requires Pier 66 Management to administer the reserve requirement under the Hyatt Franchise Agreement to set aside 4% of Pier 66's gross room revenue each month for the purchase, replacement and renewal of furniture, fixtures and equipment and for non-routine repairs and maintenance to the building.

    The Company is a party to a separate hotel management agreement (the "Bahia Mar Management Agreement") with Bahia Mar management company ("Bahia Mar Management") pursuant to which Bahia Mar Management operates Bahia Mar. Bahia Mar Management has managed Bahia Mar since June 30, 1994. The Bahia Mar Management Agreement expires in March 2000. The Bahia Mar Management Agreement requires the payment of an annual fee equal to 2% of total revenue, payable in monthly installments, and it requires Bahia Mar Management to administer the capital reserve program under which Bahia Mar is to set aside 4% of Bahia Mar's gross revenue each month for the purchase, replacement and renewal of furniture, fixtures and equipment and for non-routine repairs and maintenance.

    The Company is also a party to management agreements for Edgewater Beach Resort (the "Edgewater Resort Management Agreement") and Arizona Biltmore (the "Arizona Biltmore Management Agreement"). The Edgewater Management Agreement expires in October 1999 and requires annual fees equal to 2% of total revenue. The Arizona Biltmore Management Agreement expires in April 2008 and provides for an annual management fee of $1.0 million through April 2001 and $500,000 thereafter.

Entertainment and Sports Business

    The Company's Entertainment and Sports Business currently consists of the Company's hockey, arena development, arena management and ice skating rink operations. The Company's hockey operations consist of the ownership and operation of the Panthers. The Company's arena development and management operations involve the National Car Rental Center, a new multi-purpose, state-of-the-art entertainment and sports center in Broward County, Florida, which is expected to open in October 1998. Pursuant to an operating agreement between the Company and Broward County, upon completion of the National Center, the Company will manage and operate the National Center, where the Panthers will play their home games beginning in the 1998-1999 NHL Season. The Company also owns approximately 78% of Decoma Miami Associates, Ltd. ("Decoma"), the entity which operates the Miami Arena, where the Miami Heat of the National Basketball Association ("NBA") currently plays its home games and where the Panthers played its home games through the 1997-1998 NHL season. The Company's ice skating rink activities consist of the operation of Incredible Ice, a twin-pad ice skating rink facility in Coral Springs, Florida and Gold Coast Ice Arena ("Gold Coast"), an ice skating rink facility in Pompano Beach, Florida.

Management Team

    The Company has assembled a management team with significant business experience in entertainment and sports to implement the Company's business strategy as it relates to the Entertainment and Sports Business. The members of the Company's Entertainment and Sports management team include:

     William Torrey. Mr. Torrey has been the President and Governor of the Florida Panthers Hockey Club, Inc., the corporate general partner of the Panthers, since September 1993. Prior to joining the Company, Mr. Torrey was associated with the New York Islanders Hockey Club (the "Islanders") for twenty-one years in various capacities. From June 1989 to August 1992, Mr. Torrey served as Chairman of the Board of the Islanders. From September 1978 to August 1992, Mr. Torrey served as the President of the Islanders, and from February 1972 to August 1992 he served as the General Manager of the Islanders. Mr. Torrey is a member of the Hockey Hall of Fame, in recognition of his accomplishments as an executive.

     Alex Muxo. Mr. Muxo has been the President of Arena Development Company, Ltd. and Arena Operating Company Ltd. or since September 1996. From January 1995 to July 1996, Mr. Muxo served as a Vice President of Huizenga Holdings. Prior to joining Huizenga Holdings, Mr. Muxo served as a Vice President of Blockbuster and Blockbuster Park from May 1994 to January 1995. Prior thereto, Mr. Muxo was the City Manager of the City of Homestead, Florida. During his tenure with the City of Homestead, Mr. Muxo directed and managed the development of Homestead Baseball Stadium, the development of Miami MotorSports Race Track and the substantial redevelopment and reconstruction work required as a result of Hurricane Andrew.

  Hockey Operations.

    The Company's hockey operations consist of the ownership and operation of the Panthers. The Company derives its hockey revenue principally from the sale of tickets to the Panthers' home games and national and local broadcasting of Panthers games. The Panthers home games were sold out during the 1996-1997 and 1997-1998 seasons. The Panthers will be playing their 1998-1999 season in the National Center. Season ticket sales for the 1998-1999 season are approaching 16,000, which represents one of the largest season ticket bases in the NHL. The Panthers' new arena will provide seating for over 19,000 hockey fans, including 2,400 premium club seats. The new arena will also offer 72 luxury suites, which are nearly all pre-sold. The Panthers share equally with the other member clubs in the NHL broadcasting contracts with Fox Broadcasting Co., ESPN, Inc. and Molson Breweries of Canada Limited and also have in place a local broadcasting contract with SportsChannel Florida Associates, a Florida limited partnership, 70.0% of which is owned by H. Wayne Huizenga ("Mr. Huizenga"), the Chairman of the Company's Board of Directors. At the Miami Arena, the Company generated revenue from the sale of advertising in certain limited locations. In contrast, the Panthers will share in all arena advertising, parking and concessions at the National Center.

    The National Hockey League Governance. The NHL is generally responsible for regulating the conduct of its members. The NHL establishes the regular season and playoff schedules of the teams. It also negotiates, on behalf of its members, the league's national over-the-air and cable television contracts and the collective bargaining agreement with the NHL Players' Association. Each of the members of the NHL is, in general, jointly and severally liable for the league's liabilities and obligations and shares in its profits. Under the terms of the NHL constitution and bylaws ("NHL Constitution and Bylaws"), league approval is required under certain circumstances, including in connection with the sale or relocation of a member.

    The NHL and the NHL Players' Association entered into the NHL Collective Bargaining Agreement on August 11, 1995, which took retroactive effect as of September 16, 1993. The NHL Collective Bargaining Agreement, as amended, expires in September 2004.

    Restrictions on Ownership. The NHL Constitution and Bylaws contain provisions which may in some circumstances operate to prohibit a person from acquiring the Company's Class A Common Stock, thereby affecting its value. In general, any acquisition of shares of Class A Common Stock which will result in a person or a group of persons holding a 5.0% or more interest in the Company, and each acquisition of shares of Class A Common Stock which will result in a person or a group of persons holding any multiple of a 5.0% interest, will require the prior approval of the NHL, which may be granted or withheld in the sole discretion of the NHL. In addition, no person who directly or indirectly owns any interest in a privately-held NHL team, or a 5.0% or more interest in any other publicly-held NHL team, may own, directly or indirectly, a 5.0% or more interest in the Company, without the prior approval of the NHL. Furthermore, the grant of a security interest in any of the assets of the Panthers, or any direct or indirect ownership interest in the Company, of 5.0% or more, shall require the prior approval of the NHL, which may be withheld in the NHL's sole discretion and, in that connection, the NHL will require a consent agreement satisfactory to the NHL. See "Risk Factors -- NHL Membership -- Potential Liabilities and Ownership Restrictions."

     Control Requirement. Unless otherwise permitted by the NHL, Mr. Huizenga is required to maintain voting control of the Company at all times. The Company issued to Mr. Huizenga shares of Class B common stock , par value $.01 per share (the "Class B Common Stock") to satisfy the control requirements of the NHL. See "Risk Factors -- Control by H. Wayne Huizenga; Voting Rights."

Arena Development and Operations

    Development of the National Center. In June 1996, the Company entered into an agreement with Broward County to develop the National Center, which will be owned by Broward County. The costs incurred in connection with the construction of the National Center are paid primarily through tourist "bed tax" collections. The Company will bear all costs relating to the development of the National Center in excess of $184.7 million, including additional construction costs in excess of the $184.7 million resulting from certain litigation. See "Legal Proceedings". However, the Company may require Broward County to advance an additional $18.5 million, which the Company will repay as supplemental rent.

    Operation of the National Center. In June 1996, the Company entered into a 30-year license agreement (the "License Agreement") and co-terminus operating agreement (the "Operating Agreement") pursuant to which the Company has rights to manage and operate the National Center. The Company has contracted with Leisure Management International, Inc. ("LMI"), an arena operating company owned 50% by Mr. Huizenga, to manage and operate the National Center. Pursuant to the terms of the Operating Agreement, the Company is entitled to retain (i) 95% of all revenue derived from the sale of general seating tickets to the Panthers' home games and all of certain other hockey-related advertising and merchandising revenue and (ii) the first $14.0 million of "net operating income" generated by the National Center and 80% of all net operating income in excess of $14.0 million generated by the National Center, with Broward County receiving the remaining 20%. Net operating income is defined to include revenue from building naming rights, food and beverage concessions, parking, non-hockey related advertising and all other revenue generated from non-hockey events, offset by certain arena operating and financing costs.

    The License Agreement commencement date will occur upon 30 days notice of the completion of construction of the National Center, which is currently scheduled for October 1, 1998. Once commenced, the License Agreement is for a term of 30 years, which term may be extended for five year periods, subject to certain conditions, pursuant to options granted to the Company by Broward County.

    Miami Arena. The Company owns approximately 78% of the partnership interests in Decoma, which derives all of its revenue from Miami Arena operations. Income is derived from seat use charges imposed on tickets sold at the Miami Arena, net of fixed and variable operating payments. The Miami Arena has a seating capacity of 14,703 and is where the Panthers played its home games through the 1997-1998 NHL season and where the Miami Heat will play its home games through the 1999-2000 basketball season. The size of the Miami Arena has limited the Company's ability to generate revenue from concessions and additional ticket sales, and unfavorable Panther lease terms have precluded the Company from sharing in suite and certain building and advertising revenue at the Miami Arena. With the scheduled completion of the National Center for October 1998, the Company anticipates the 1997-1998 season to have been the Panthers' final season at the Miami Arena. Although its revenue from the operation of the Miami Arena will decrease upon moving to the National Center, the Company believes its ability to generate additional revenue will be enhanced upon the Panthers' move to the National Center.

Ice Rinks

    As part of its strategy to capitalize on the popularity of hockey, the Company currently operates Incredible Ice and Gold Coast. Incredible Ice and Gold Coast are open to the general public and derive their revenue from, among other things, fees charged to the public for use of the facilities for various hockey and skating programs, open skating sessions, food and beverage sales and retail merchandise sales.

Environmental Matters

    Under various federal, state, and local environmental laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. In connection with the ownership and operation of its properties, the Company may be potentially liable for any such costs. Phase I environmental site assessments (the "Phase I Assessments") have been obtained for the real property on which each of the Resort Facilities is located. In addition, Phase II environmental assessments (the "Phase II Assessments") have been conducted at several properties. Phase I Assessments are intended to identify existing, potential and suspected environmental contamination and regulatory compliance concerns, and generally include historical reviews of the property, reviews of certain public records, preliminary investigations of the site and surrounding properties and the preparation and issuance of written reports. Phase II Assessments involve the sampling of environmental media, such as subsurface soil and groundwater, to confirm whether contamination is present at areas of concern identified during the course of a Phase I Assessment.

     The Phase I and Phase II Assessments have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity of its Leisure and Recreation Business, nor is the Company aware of any such material liability or concern. However, the environmental assessments have revealed the presence of limited areas of contamination on the properties, some of which will require remediation. The environmental assessments have also identified operations that are not strictly in compliance with applicable environmental laws or that will need to be upgraded to remain in compliance with applicable environmental laws (including underground storage tanks at a few of the properties). The most significant area of contamination identified by the Phase I and Phase II Assessment involves an area within the maintenance area of Rolling Hills used when mixing pesticides and herbicides. Pursuant to an agreement with the former owner of Rolling Hills, the Company has the benefit of an indemnity that the Company believes will defray the costs associated with the investigation and remediation at this location. Phase I and Phase II Assessments cannot provide full and complete knowledge of environmental conditions and compliance matters. Therefore, no assurances can be given that material environmental liabilities or compliance concerns do not exist, that identified matter that do not appear reasonably likely to be material will result in significantly greater expenditures than is currently anticipated; or that there are no material environmental liabilities or compliance concerns of which the Company is unaware.

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

    Competition in Entertainment and Sports Business. The Panthers compete for entertainment and sports dollars not only with other major league sports, but also with college athletics and other sports-related entertainment. During portions of its season, the Panthers experience competition from professional basketball (the Miami Heat), professional football (the Miami Dolphins) and professional baseball (the Florida Marlins). Mr. Huizenga currently controls the Miami Dolphins and the Florida Marlins. In addition, minor league sports franchises (including minor league hockey), colleges and universities, as well as public and private secondary schools in South Florida, offer a full schedule of athletic events throughout the year. The Panthers also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in South Florida. Additionally, subject to the terms of the NHL Collective Bargaining Agreement and other agreements between the NHL and other entities, the Panthers compete with other NHL and non-NHL teams, professional and otherwise, for available players.

Employees

    At June 30, 1998, the Company employed approximately 3,105 full-time and approximately 482 part-time employees in connection with its Leisure and Recreation Business. Not included in these figures are approximately 815 persons working as employees of the respective management companies for Pier 66, Bahia Mar and Arizona Biltmore. The Company employs approximately 100 full-time employees and 90 part-time employees in connection with its Entertainment and Sports Business. In addition, the Company employs 20 corporate administrative personnel. None of these employees, other than the Panthers hockey players, are subject to any collective bargaining agreement and the Company and management companies believe that their relationship with employees is good.

Insurance

    The Company maintains comprehensive insurance on the Resort Facilities, including liability, fire and extended coverage, in the types and amounts customarily obtained by an owner and operator in the resort and hotel industry. Nonetheless, there are certain types of losses, generally of a catastrophic nature, that may be uninsurable or not economically feasible to insure. The
Company uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on the Resort Facilities at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of loss, would not be sufficient to pay the full current market value or current replacement value of the Company's lost investment and the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to the Resort Facilities.

    The Panthers maintain disability insurance for certain highly compensated players, which insurance provides for up to 80% salary reimbursement after the player misses 30 consecutive regular season games due to injury. In the event an injured player is not insured or disability insurance does not cover the entire amount of the injured player's salary, the Company may be obligated to pay all or a portion of the injured player's salary. The Company maintains comprehensive insurance on the Incredible Ice and Gold Coast facilities, including liability, fire and extended coverage, in the types and amounts customarily obtained by an owner and operator in such industry.

Customers and Marketing

    Leisure and Recreation Business. The core customer base for the Company's Leisure and Recreation Business consists of corporate and other group customers, affluent local residents, individual business travelers and upscale leisure travelers. The Company believes that such a customer base will allow it to experience more stable growth and mitigate the adverse effects of economic downturns better than the hotel and lodging market in general. The Company's marketing efforts focus on increasing business with existing customers as well as increasing its upscale clientele. The Company's marketing efforts involve (i) the Company's use of its sales force to develop national corporate and other group business for its Resort Facilities by focusing on identifying, obtaining and maintaining corporate and other group accounts whose employees conduct business nationwide and (ii) the Company's use of advertisements that target individual business travelers and upscale leisure travelers in magazines such as Conde Nast Traveler, Travel and Leisure, Travel Weekly and Meetings and Conventions as well as newspapers such as The New York Times.

    Entertainment and Sports Business. The Company intends to capitalize on the increasing popularity of hockey by continuing to advertise and market the Panthers, as well as continuing to enhance the service and entertainment provided at games. The Company also plans to promote and book a variety of additional sports and entertainment events at the National Center.

Regulations

    Both of the Company's business segments are subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor laws) and building and zoning requirements. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime working conditions and work permit requirements. The Company believes that it has the necessary permits and approvals to operate the Resort Facilities and their respective businesses and the facilities associated with its Entertainment and Sports Business.

    The Resort Facilities and other properties are subject to the requirements of the Americans with Disabilities Act of 1990 (the "ADA"), which generally requires that public accommodations, including office buildings, be made accessible to disabled persons. The Company believes that the Resort Facilities and other properties are in substantial compliance with the ADA and that it will not be required to make material capital expenditures to address additional requirements of the ADA. However, compliance with the ADA could require removal of access barriers and noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants.

Seasonality

     The business of the Resort Facilities is generally seasonal. The Resort Facilities have historically experienced higher revenue and operating income during the months of January through April due to increased rates of occupancy and room rental rates during the winter months. This seasonality also results in higher operating costs during these quarters. In addition, the state of Florida is subject to tropical weather and storms (typically in the summer months) which, if severe, can interrupt the normal operations of the Resort Facilities located in that state and adversely affect tourism.

     The NHL regular season begins during the fall and ends in late spring. As a result, the Company realizes a majority of its hockey revenue and hockey expense during that period.

Trademarks

    The Company utilizes a brand name strategy depending on a Resort Facility's market environment and a Resort Facility's unique characteristics. The Company presently uses two national trade names for two of the Resort Facilities pursuant to licensing arrangements with national franchisors. The Company owns and utilizes certain trademarks in connection with its Entertainment and Sports Business. These trademarks relate primarily to the Panthers and the hockey operations.

Risk Factors

    The business, financial condition, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company's Class A Common Stock, may be adversely affected by a number of factors, including the matters discussed below. Such factors include, among other items:

    Need for Additional Capital. The Company's business may require substantial capital infusions on a continuing basis to finance operations, including meeting debt service obligations, and for expansion. The Company's capital resources are used to meet operating expenses, satisfy the Company's debt and other obligations, expand the Company's existing resorts and acquire additional resorts. The Company believes that it has or can obtain sources of capital from additional borrowings or the sale of debt or equity securities, or some combination thereof to satisfy its capital requirements. In the event the Company cannot generate sufficient cash flow from its operations, or is unable to borrow or otherwise obtain additional funds to finance its operations, the Company's financial condition or results of operations could be materially adversely affected.

    Challenges of Integrating the Operations of the Resort Facilities. The full benefits of the Company's acquisitions of the Resort Facilities will require the integration of each entity's administrative, finance and marketing organizations and the implementation of appropriate operational, financial and management systems and controls. There can be no assurance that the Company will be able to continue to successfully integrate the operations of the Resort Facilities.

    Capital Expenditures Relating to the Resort Facilities. The Company may, as part of its growth strategy, expand the infrastructure at its Resort Facilities or expand within their respective geographic markets. The Resort Facilities also have an ongoing need for routine renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. The cost of capital improvements could have a material adverse effect on the Company's financial condition or results of operations. Such capital expenditures could involve certain risks, including the possibility of environmental problems, the possibility that the Company will not have available cash to fund renovations or that financing for renovations will not be available on favorable terms, uncertainties as to market demand or deterioration in market demand after commencement of renovations and the emergence of unanticipated zoning and regulatory requirements and competition from other resorts, hotels and alternative lodging facilities.

    Risks Relating to Expansion. The Company may, as part of its growth strategy, consider making additional acquisitions of certain resort-related, sports-related or other types of businesses. The Company may make such acquisitions with cash or with stock or a combination thereof. If the Company does make any such acquisitions, various associated risks may be encountered, including potential dilution to the shares of Class A Common Stock then outstanding due to the issuance of additional shares of Class A Common Stock, additional shares of Class B Common Stock or the issuance of the Company's preferred stock in connection with such acquisitions, incurrence or assumption of debt, goodwill amortization or additional depreciation on acquired property and equipment, diversion of management's attention, environmental and other regulatory costs and unanticipated problems or liabilities, some or all of which could have a material adverse effect on the Company's financial condition or results of operations.

    Operating Risks Relating to the Resort Facilities. The Resort Facilities are subject to operating risks common to the resort and hotel industry. These risks include, among other things, over-building in the resort and hotel industry which may adversely affect rates charged by the Resort Facilities; increases in operating costs due to inflation and other factors; dependence on tourism and weather conditions; increases in energy costs; other increases in travel costs and adverse effects of general and local economic conditions. Any of these factors could have a material adverse effect on the Company's financial condition or results of operations.

    Seasonality of the Resort Business. The business of the Resort Facilities is generally seasonal. The Resort Facilities, six of which are located in South Florida and one of which is located in Arizona, have historically experienced higher revenue, operating costs and operating profits in the first and fourth quarters of each calendar year due to increased rates of occupancy and room rental rates during the winter months.

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

    The  Panthers  compete for  entertainment  and sports  dollars not only with other major league sports, but also with college athletics and other sports-related entertainment. During portions of its season, the Panthers experience competition from professional basketball (the Miami Heat), professional football (the Miami Dolphins) and professional baseball (the Florida Marlins). Mr. Huizenga currently controls the Miami Dolphins and the Florida Marlins. In addition, minor league sports franchises (including minor league hockey), colleges and universities, as well as public and private secondary schools in South Florida, offer a full schedule of athletic events throughout the year. The Panthers also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in South Florida. Additionally, subject to the terms of the NHL Collective Bargaining Agreement and other agreements between the NHL and other entities, the Panthers compete with other NHL and non-NHL teams, professional and otherwise, for available players.

    History of Losses of the Panthers and Uncertainty of Future Results. For the year ended June 30, 1998, the Company had net income of $1.3 million. However, in previous years and periods, the Company did not generate any earnings, incurring net losses of $10.3 million, $25.1 million, $15.4 million, $12.9 million and $937,000 the years ended June 30, 1997, 1996, 1995 and 1994 and the seven months ended June 30, 1993, respectively. These losses were due primarily to the operations of the Panthers. Although the Company has moved into the high-end luxury resort business, which is generally more profitable than professional sports franchises, and the Panthers will be sharing in the net profits of the National Center, there can be no assurance that the Company can sustain earnings in the future.

    Control by H. Wayne Huizenga; Voting Rights. The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. The Company has issued shares of Class B Common Stock, which assures voting control of the Company, solely to Mr. Huizenga to satisfy certain control requirements of the NHL. In accordance with the NHL Constitution and Bylaws, a change in the controlling shareholder of the Company must be approved by the NHL. As such, Mr. Huizenga is required to maintain control of the Company unless the NHL approves the transfer of his controlling interests. See "Business -- Operations -- Entertainment and Sports Business -- Control Requirement." The Class A Common Stock and Class B Common Stock generally vote together on each matter submitted to the shareholders for approval. Each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. Consequently, Mr. Huizenga, as the sole owner of the 255,000 issued and outstanding shares of Class B Common Stock, will be able to control the management and policies of the Company and the outcome of substantially all matters submitted to the shareholders for approval, including the election of directors.

    Neither the Company's charter nor its bylaws restricts the transfer of Class B Common Stock. Accordingly, subject to the requirements of federal and state securities laws and the approval of the NHL, persons other than Mr. Huizenga may own shares of Class B Common Stock. As a result, control of the Company may be transferred by Mr. Huizenga to other persons without the approval of the holders of Class A Common Stock, and Mr. Huizenga may receive a control premium, which may be significant, in connection with such sale.

     Dependence on Key Personnel. For the foreseeable future, the Company will be materially dependent upon the services of Mr. Huizenga. The loss of his services could have a material adverse effect on the Company. The Company does not carry key man life insurance on any of its officers.

    Shares of Class A Common Stock Eligible for Future Sale. As of the date hereof, the Company has registered under the Securities Act: (i) an aggregate of 18,609,491 shares of Class A Common Stock for resale, from time to time on a continuous basis, by certain selling stockholders, (ii) an aggregate of 9,515,589 shares of Class A Common Stock of which 918,174 shares have been issued and 8,597,415 shares have been reserved for issuance to holders of certain outstanding rights and warrants to acquire shares of Class A Common Stock in connection with certain completed acquisitions, (iii) 5,000,000 shares of Class A Common Stock which have been reserved for issuance under the Amended and Restated 1996 Stock Option Plan and (iv) 6,000,000 shares of Class A Common Stock which may be issued from time to time in connection with future acquisitions. No predictions can be made as to the effect, if any, that market sales of shares of Class A Common Stock or the availability of the shares of Class A Common Stock for sale will have on the market price for shares of Class A Common Stock prevailing from time to time. Sales of substantial amounts of shares of Class A Common Stock in the public market could adversely affect the market price of the Class A Common Stock, could impair the Company's ability to raise capital through an offering of equity securities, or could impair the Company's ability to consummate acquisitions using shares of Class A Common Stock.

    Possible Volatility of Stock Price. The trading price of the Company's Class A Common Stock could fluctuate significantly in response to variations in the public markets, quarterly results and other factors.

    Absence of Dividends. The Company has not paid and does not intend to pay any cash or stock dividends with respect to the Common Stock in the foreseeable future. Furthermore, the Company's ability to declare or pay dividends on its Common Stock is limited by the provisions of the NHL Constitution and Bylaws and may also be limited by the terms of the Company's future credit facilities and other debt financings.

      Americans with Disabilities Act. The cost of complying with the ADA could adversely affect the Company's cash flow. The Resort Facilities and other Company-owned properties are subject to the requirements of the ADA, which generally requires that public accommodations be made accessible to disabled persons. The Company believes that the Resort Facilities and other properties are in substantial compliance with the ADA and that it will not be required to make substantial capital expenditures to address the requirements of the ADA. However, compliance with the ADA could require removal of access barriers and noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the ADA, the Company were required to make substantial alterations in one or more of the Resort Facilities or other Company-owned properties, the Company's financial condition and results of operations could be adversely affected.


    Environmental Matters. The Company's operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, as well as contamination from such hazardous or toxic substances, on, under or in such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Liability also extends to those persons arranging for the disposal of hazardous or toxic substances. Environmental laws and regulations also impose restrictions on the manner in which property may be used or transferred or in which businesses may be operated thereon, and these restrictions may require certain expenditures. In connection with the ownership of its properties, the Company may be liable for such costs. In connection with the acquisition of its properties, the Company has obtained Phase I (and in some instances Phase II) environmental site assessments in order to assess potential environmental liabilities at the properties. Although these assessments have identified certain matters that will require the Company to incur costs to remedy, none of these matters appears reasonably likely to have a material adverse effect on the Company's business, assets, results of operations or liquidity. However, because these assessments cannot give full and complete knowledge of environmental liability and compliance matters, no assurance can be given that the costs of complying with environmental laws and of defending against claims of liability arising therefrom will not have a material adverse effect on the Company's financial condition and results of operations. See "Business -- Environmental Matters".

    Losses in Excess of Resort Facilities' Insurance Coverage; Limitations of Insurance for the Panthers. The Company maintains comprehensive insurance on the Resort Facilities, including liability, fire and extended coverage, in the types and amounts customarily obtained by an owner and operator in the resort and hotel industry. Nevertheless, there are certain types of losses, generally of a catastrophic nature, that may be uninsurable or not economically insurable. The Company will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on the Resort Facilities at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a loss, would not be sufficient to pay the full current market value or current replacement value of the Company's lost investment, and the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to the Resort Facilities.

    Panthers maintain disability insurance for certain highly compensated players, which insurance provides for up to 80% salary reimbursement after a player misses 30 consecutive regular season games due to injury. In the event an injured player is not insured, or disability insurance does not cover the entire amount of the injured player's salary, the Company may be obligated to pay all or a portion of the injured player's salary.

    Uncertainties of Increases in the Panthers' Players' Salaries. Players' salaries in the NHL have increased significantly over the last three seasons. Further increases in players' salaries could have a material adverse effect on the Company's financial condition or results of operations.

    NHL Membership -- Potential Liabilities and Ownership Restrictions. The Panthers and other members of the NHL are generally jointly and severally liable for the debts and obligations of the NHL. The failure of another member of the NHL to pay its pro rata share of any such debt or obligation could adversely affect the Panthers. In addition, the Panthers and its personnel are bound by a number of rules, regulations and agreements, including, but not limited to, the NHL Constitution and Bylaws, national television contracts and the NHL Collective Bargaining Agreement.

     The NHL Constitution and Bylaws contain provisions which requires a person or a group of persons holding a 5% or more interest in the Company to obtain the prior approval of the NHL, which may be granted or withheld in the sole discretion of the NHL.

    Development and Operation of the National Center. In June 1996, the Company entered into an agreement with Broward County to develop the National Center. See "Business -- Operations -- Entertainment and Sports Business -- Arena Development and Operations -- Development of the National Center." Construction projects, such as the development of a new arena, entail significant risks, including regulatory and licensing requirements, shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference, unanticipated cost increases and challenges from local residents. Under the agreement with Broward County, the

Company will be responsible for all costs relating to the development of the National Center in excess of $184.7 million, including the additional construction costs in excess of the $184.7 million resulting from certain related litigation. See "Legal Proceedings" under Item 3. Although the Company anticipates that the National Center will be completed in time for the 1998-1999 season, there can be no assurance that the National Center will be completed within the contemplated time frame. The Company's first Panthers hockey game is scheduled for September 27, 1998.

    Year 2000 Compliance. The Year 2000 issue relates to whether computer systems will properly recognize and process information related to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue. The Company has reviewed all software and hardware used internally in its support systems to determine whether such software and hardware is Year 2000 compliant. Most of the Company's software has already been upgraded by the manufacturer or was recently purchased and is Year 2000 compliant. The Company expects to have its remaining Year 2000 compliant systems in place by December 1998. The Company also intends to implement and test these solutions prior to any anticipated impact of the Year 2000 issue on its systems. The Company has incurred costs of less than $100,000 to date and does not believe that the aggregate cost for the Year 2000 issue will be material. The Company, however, cannot predict the effect of the Year 2000 issue on entities with which the Company transacts business, and there can be no assurance that the effect of the Year 2000 issue on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company will be formulating a contingency plan with respect to such entities with which it does business.

    Because the Company is currently assessing the expense and related potential effect of Year 2000 compliance on the Company's results of operations, financial condition and business, it cannot provide any assurance that the effect will not be material.

     Litigation. The Company is currently a party to certain litigation, which if concluded adversely to the Company could have a material adverse effect on the Company's financial condition or results of operations. See "Legal Proceedings" under Item 3.

Item 2.  Properties

Introduction

    The Company's corporate headquarters are located in Fort Lauderdale, Florida in leased premises. Certain of the property of the Company and its subsidiaries are subject to liens securing payment of portions of the Company's and its subsidiaries' indebtedness. The Company believes that all of its facilities are sufficient for its needs.

Leisure and Recreation Business

    The following table sets forth as of June 30, 1998, certain information with respect to the Resort Facilities owned by the Company:

                                Resort Facilities

                                          Own/    # Guest  # Marina   Franchise
Name                Location              Lease    Rooms  Boat Slips Affiliation
----                --------              -----   ------  ---------- -----------
Boca Resort......   Boca Raton, FL        Own(1)     963         25    None
Arizona Biltmore.   Phoenix, AZ           Own(2)     620          0    None
Registry Resort..   Naples, FL            Own(3)     474          0    None
Egewater Resort..   Naples, FL            Own        126          0    None
Pier 66 Resort...   Fort Lauderdale, FL   Own(4)     380        142    Hyatt
Bahia Mar........   Fort Lauderdale, FL   Own(5)     300        350    Radisson

----------

(1) The Company has a senior bank note payable in the principal amount of $110.0 million due on August 22, 2001. The note is secured by a first mortgage and lien on the assets of Boca Resort.
(2) The Company has a note payable in the principal amount of $62.7 million due on July 1, 2016. The note is secured by a first mortgage and lien on the assets of Arizona Biltmore.
(3) The Company owned approximately 99% of Registry Resort as of June 30, 1998 and acquired the remaining 1% in July 1998. (4) The Company has a mortgage note payable in the principal amount of $26.0 million due on June 28, 2000. The note is collateralized by substantially all of the property and equipment of Pier 66.
(5)  The site of the resort is subject to a land lease which expires in 2062.

Entertainment and Sports Business

    The Company utilized the Miami Arena for the games of the Panthers pursuant to a license agreement during the 1997-1998 hockey season. It is anticipated that the Panthers, along with certain operating and management related personnel, will utilize the National Center, beginning with the Panthers' 1998-1999 hockey season, pursuant to a license agreement between the Company and Broward County.

    The Company owns and operates Incredible Ice and operates Gold Coast pursuant to a lease.

Item 3.  Legal Proceedings

    On April 9, 1997, Allied Minority Contractors Association, Inc., South Florida Chapter of NAMC, Overnight Success Construction, Inc., Reed Jr. Plumbing, Inc. and Christopher Mallard (collectively, the "Broward County Plaintiffs") filed a suit against Broward County and Arena Development Company Ltd. in the Seventeenth Judicial Circuit in and for Broward County, Florida.
This suit alleges that Broward County entered into the agreement with the Company to develop the National Center in violation of Florida law and Broward County ordinances. The Broward County Plaintiffs seek, among other things, to nullify the agreement between Broward County and the Company to develop the National Center. The Company believes that this suit is without merit and intends to vigorously defend against this suit. On July 10, 1997, the trial court denied the Broward County Plaintiffs' motion for a temporary restraining order and on November 17, 1997 the trial court also denied plaintiff's motion for summary judgement. Plaintiffs have appealed both of those orders. On May 19, 1998, the trial court granted the Joint Motion of Broward County and Arena Development Company Ltd. to Disqualify Plaintiffs and Their Counsel and to Dismiss. Plaintiffs motion for rehearing was denied, and plaintiffs have filed a notice of appeal. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

    On January 28, 1997, February 4, 1997 and March 18, 1997, purported class action lawsuits were filed against the Company and Messrs. Huizenga, Johnson, Rochon, Berrard, Hudson, Dauria and Evans in the United States District Court for the Southern District of Florida. On May 7, 1998, a consolidated and amended class action complaint was filed combining these claims into one action. The suits allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder, by making untrue statements or omitting to state material facts, in connection with sales of the Company's Class A Common Stock by the plaintiff and others in the purported class between November 13, 1996 and December 22, 1996. The suit generally seeks, among other things, certification as a class and an award of damages in an amount to be determined at trial. The Company believes that this suit is without merit and intends to defend vigorously against this suit. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

     On October 9, 1997, Bernard Kalishman filed a purported shareholder derivative and class action lawsuit on behalf of the Company, as nominal defendant, against Messrs. Huizenga, Berrard, Johnson, Rochon, Hudson and Egan, each as director of the Company and Richard Evans and William Torrey, both former directors of the Company, in the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit alleges, among other things, that each of the defendants (other than Mr. Egan) breached contractual and fiduciary obligations owed to the Company and its stockholders by engaging in self-dealing transactions in connection with the Company's purchase of Pier 66 and Bahia Mar. The suit seeks to impose a constructive trust on alleged excessive compensation paid to the prior owners of Pier 66 and Bahia Mar or to have damages assessed against the defendants or to rescind the transaction. The amended complaint also added claims similar to those alleged in the class action lawsuit described in the paragraph above and dropped Mr. Egan as a defendent. The Company believes that this suit is without merit and intends to defend vigorously against this suit. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

    A lawsuit was filed on January 9, 1997 by Arena Development Company Ltd. seeking a determination as to the applicability of Broward County Ordinance 83-72 (the "Prevailing Wage Ordinance") to the construction of the National Center. The suit was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint filed alleged that the Prevailing Wage Ordinance did not apply to the construction of the National Center for two reasons: (i) the Prevailing Wage Ordinance only applies to construction contracts in excess of $250,000 to which Broward County is a party and Broward County is not a party to the construction contract between Arena Development Company Ltd. and the general contractor, and (ii) the development agreement contains all the obligations and responsibilities of both parties and does not include a provision mandating that Arena Development Company Ltd. comply with the Prevailing Wage Ordinance. The Prevailing Wage Ordinance requires that all contracts to which the ordinance applies must contain such a provision. The lawsuit asked for a declaratory judgment finding that the Prevailing Wage Ordinance did not apply to the construction of the National Center and that Arena Development Company Ltd. could continue without reference to the ordinance. On February 21, 1997, the Seventeenth Judicial Circuit Court ruled against the Company's complaint, finding that the Prevailing Wage Ordinance was applicable. On March 18, 1998, in a 2-1 decision, the Fourth District Court of Appeals affirmed the trial court's finding. On May 8, 1998, the Court of Appeals denied the Company's motion for rehearing and the Company decided not to pursue further appeals. The Company estimates it will be liable for additional construction costs of up to $6.5 million.

    The Company is not presently involved in any other material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

    The Class A Common Stock began trading on The Nasdaq National Market on November 13, 1996 under the symbol "PUCK." On July 11, 1997, the Class A Common Stock began trading on the NYSE under the symbol "PAW." The following table sets forth, for the periods indicated, the range of the high and low sales prices per share for the Class A Common .

                                               Price Range
                                               of Class A
                                                 Common
                                                  Stock
                                             High         Low
Fiscal year Ended June 30, 1998:
First Quarter........................       $ 24 5/8  $ 17  7/8
Second Quarter ......................         24 3/4    16  5/8
Third Quarter........................         22 1/2    15 15/16

Fourth Quarter.......................         22 3/8    17  1/2


Fiscal year Ended June 30, 1997:
Second Quarter (from November 13,
1996)................................       $ 19      $ 10
Third Quarter........................         32 1/8    16  5/8
Fourth Quarter.......................         26 1/4    21  3/8


    On August 10, 1998, the last reported sales price of the Class A Common Stock on the New York Stock Exchange was $14 9/16. As of the same date, there were approximately 8,800 holders of record of the Class A Common Stock.

    Since its inception, the Company has not paid any cash dividends on the Class A Common Stock or the Class B Common Stock. The Company does not intend to pay any cash dividends with respect to its Common Stock in the foreseeable future. Certain of the Company's credit facilities restrict the ability of the Company to pay dividends. In addition, the NHL Constitution and Bylaws prohibit the Company from paying cash dividends, unless paying such cash dividends will not impair the Company's ability to (i) meet its projected expenses for the ensuing 12 month period without the use of borrowed funds, other than short-term borrowings and (ii) maintain adequate reserves to fund the future payment of all deferred player compensation and other deferred obligations for past services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 6.  Selected Financial Data

    The financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                  Year Ended June 30,
                            ----------------------------------------------------
                               1998       1997       1996       1995      1994
                            ---------- ---------- ---------  --------- ---------

Statement of Operations Data:

Revenue.......................$296,189  $ 54,262   $ 34,087   $ 17,746 $ 21,682
Gross profit (loss)........... 140,186    12,469    ( 1,871)       536    1,493
Selling, general and
  administrative expense.....  91,579     15,150      8,371       5,569   5,512
Amortization and
    depreciation..............  23,155     5,698      9,815      6,266    6,444
Operating income (loss).......  25,452  (  8,379)   (20,057)   (11,299) (10,463)
Interest and other income.....   2,307     1,923        122         38       65
Interest expense..............( 24,673) (  3,364)   ( 5,030)  (  3,741) ( 2,528)
Minority interest.............(  1,813) (    440)   (   174)  (    384)       -
Net  income (loss)............   1,273  ( 10,260)   (25,139)  ( 15,386) (12,926)
Net income (loss) per share -
   diluted....................    0.04  (   0.74)   (  4.76)  (   2.96)   (2.93)
Shares used to compute diluted
   income (loss) per share....  34,888    13,829      5,276      5,203    4,405

Other Data:

EBITDA (1)....................$ 50,914  $(   758)  $(10,120) $ ( 4,995) $(3,954)
Adjusted EBITDA (2)...........  56,728   (   758)   (10,120)   ( 4,995)   3,954)
Capital expenditures..........  47,806     1,494        140        161    1,275
Gross margin..................      47%       23%   (     5)%        3%       7%
EBITDA  margin................      17%  (    1)%   (    30)%  (   28)% (   18)%
Adusted EBITDA  margin........      19%  (    1)%   (    30)%  (   28)% (   18)%



                                                     At June 30,
                             ---------------------------------------------------
                                1998       1997       1996      1995      1994
                             ---------  ---------  ---------  --------  --------

Balance Sheet Data:
Cash and cash  equivalents...$  37,228  $  13,709  $     465   $ 1,237  $ 1,447
Total current assets.........  111,182     70,590      3,756     3,408    2,996
Total assets.................1,128,207    600,392     47,760    53,587   49,019
Total current liabilities....  403,096     46,375     67,786    50,292   17,712
Total debt...................  540,626    186,056     85,172    67,226   50,249
Non-current obligations......  292,708    251,003     28,277    25,643   45,169
Shareholders' equity (deficit) 430,511    301,153    (48,303)  (22,348) (13,862)

----------

(1) EBITDA represents earnings before interest expense, taxes, depreciation, amortization and minority interest. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (i) operating income (as determined by GAAP) as an indicator of operating performance or (ii) cash flows from operating, investing and financing activities (as determined by GAAP) and is thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(2) Adjusted EBITDA represents EBITDA plus the annual change in Premier Club net deferred income. See Note 2 - "Revenue Recognition" to the Consolidated Financial Statements under Part II, Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company which are included elsewhere herein.

Acquisitions

    The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations. Each of the acquisitions discussed below, with the exception of the Decoma acquisition which took place prior to the IPO, have been accounted for under the purchase method of accounting.

Acquisitions Made During the Year Ended June 30, 1998

     In April 1998, the Company acquired Edgewater Resort for $41.2 million. Approximately $20.7 million of the purchase price was paid in cash at closing and the remainder bears interest at a rate of 5.0% per annum and is payable, at the election of the seller, in either cash on October 22, 1999 or shares of Class A Common Stock at a per share price of $24.50 at any time through October 22, 1999.

      In March 1998, the Company acquired an ownership interest in Arizona Biltmore in exchange for: (i) payment of $126.0 million in cash, (ii) payment in the future of $500,000 in cash, (iii) payment in the future of $99.8 million either in cash or shares of Class A Common Stock, (iv) warrants to purchase 500,000 shares of Class A Common Stock exercisable at $24.00 per share at any time, in whole or part, through March 2003 and (v) the assumption of $63.1 million of debt. The $500,000 bears interest at a rate of 2.5% per annum and is payable in April 2001. The $99.8 million bears interest at a rate of 5.0% per annum and, at the election of the seller, shall be paid in either cash or shares of Class A Common Stock. If the seller elects to receive cash, it must make such election during specified election periods occurring through March 2, 2000. If an election for cash is made, the Company will be required to make payment within 120 days after such election. Alternatively, the seller may elect to receive shares of Class A Common Stock at a per share price of $26.00 at any time through March 2, 2008. Subject to implementing certain developmental strategies or meeting certain profit levels over a 36 month period ending on March 31, 2001, up to an additional $50 million may be payable at the election of the seller, either in cash or shares of Class A Common Stock at a per share price of not less than $19.00.

      In November 1997, the Company acquired certain assets associated with Rolling Hills in exchange for $8.0 million in cash. The assets acquired consist of an 18-hole golf course and a separate 9-hole golf course (both of which are currently being redesigned), a parking lot and 79 acres of undeveloped land adjacent to the golf courses.

      In August 1997, the Company acquired its initial 68% ownership interest (325 of the 474 units) in Registry Resort for (i) 918,174 shares of Class A Common Stock, (ii) warrants to purchase 325,000 shares of Class A Common Stock (300,000 of which are exercisable at $25.85 per share and 25,000 of which are exercisable at $23.50 per share) and (iii) $75.5 million in cash. The warrants vest ratably on a quarterly basis and become fully exercisable on December 31, 1999. The warrants expire in October 2003. As of June 30, 1998, the Company had acquired all but one of the remaining units of Registry Resort for additional payments of $30.6 million (net of the payoff of certain mortgage notes receivable to the Company associated with additional units). The Company acquired the last unit in July 1998.

Acquisitions Made During the Year Ended June 30, 1997

    In June 1997, the Company acquired substantially all of the net assets of Boca Resort in exchange for (i) 272,303 shares of Class A Common Stock, (ii) rights to acquire 4,242,586 shares of Class A Common Stock for no additional consideration and (iii) warrants to purchase 869,810 shares of Class A Common Stock at a purchase price of $29.01 per share. The warrants are currently exercisable with 50% expiring in December 1998 and the remainder expiring in December 1999.

    In May 1997, the Company acquired the rights to operate Gold Coast in exchange for 34,760 shares of Class A Common Stock. Gold Coast is the current practice facility of the Panthers and provides open skating, ice hockey leagues and other programs to the public.

    In March 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in Pier 66 for 4,450,000 shares of Class A Common Stock.

    In March 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Bahia Mar in exchange for 3,950,000 shares of Class A Common Stock.

      In January 1997, the Company acquired certain assets relating to Incredible Ice in exchange for (i) $1.0 million in cash, (ii) 212,766 shares of Class A Common Stock and (iii) the assumption by the Company of a maximum of $8.1 million in construction-related obligations. Incredible Ice provides open skating, ice hockey leagues and other ice programs.

    Prior to the completion of the IPO, the Company acquired from Mr. Huizenga approximately 78% of the partnership interest in Decoma in exchange for 870,968 shares of Class A Common Stock. Decoma derives revenue from the operations of the Miami Arena. As this transaction was among entities under common control, it was accounted for on a historical cost basis in a manner similar to a pooling of interests as of the date of the acquisition by Mr. Huizenga.

Business Segment Information

    The table set forth below outlines business segment operating data along with costs and expenses expressed as a percentage of the related business segment revenue (in 000's).

                                              Fiscal Year Ended June 30,
                                ------------------------------------------------
                                  1998     %      1997      %      1996      %
                                -------  ----    -------   ----   -------   ----
Revenue:
Leisure and recreation........ $252,603   85%  $ 17,567     32%  $      --   --
Entertainment and sports......   43,586   15%    36,695     68%     34,087  100%
                                -------          ------             ------
         Total revenue........  296,189  100%    54,262    100%     34,087  100%
Operating Expenses:
Cost of services:
  Leisure and recreation......  110,084   44%     6,658     38%         --   --
  Entertainment and sports....   45,919  105%    35,135     96%     35,958  105%
Selling, general and
 administrative expenses:
  Leisure and recreation......   71,800   28%     5,397     31%         --   --
  Entertainment and sports....   10,002   23%     7,854     21%      8,371   25%
  Corporate...................    9,777   --      1,899     --          --   --
Amortization and Depreciation:
 Leisure and recreation.......   17,950    7%     1,459      8%         --   --
  Entertainment and sports....    5,168   12%     4,239     12%      9,815   29%
  Corporate...................       37              --                 --   --
                               ---------        --------          ---------
Total operating expenses.....    270,737   91%    62,641    115%     54,144 159%
                               ---------        --------          ---------

 Operating income(loss).......  $ 25,452        $ (8,379)         $ (20,057)
                               =========        ========           =========
EBITDA:
  Leisure and recreation......  $ 72,478       $   5,512         $      --
  Entertainment and sports....   (12,092)        ( 6,040)          (10,120)
  Corporate...................   ( 9,472)        (   230)               --
                                --------       ---------        -----------
  Total.......................  $ 50,914       $ (   758)       $  (10,120)
                                ========       =========        ===========
Adjusted EBITDA:
  Leisure and recreation......  $ 78,292       $   5,512        $       --
  Entertainment and sports....   (12,092)       (  6,040)          (10,120)
  Corporate...................   ( 9,472)       (    230)               --
                                --------       ---------         ---------
  Total.......................  $ 56,728       $(    758)       $  (10,120)
                                ========       =========         =========
Seasonality

     The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its gross revenue and net earnings. Peak season at the Resort Facilities extends from January through April, while regular season for the Panthers commences in October and ends in April.

Impact of Inflation

     Inflation and changing prices have not had a material impact on the Company's revenue and results of operations. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenue or earnings during fiscal 1999. Many of the costs of operating the hotels can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates (as well as other changing market conditions). To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be adversely affected.

Consolidated Results of Operations

     Net income totaled $1.3 million for the year ended June 30, 1998. Net losses totaled $10.3 million and $25.1 million for the years ended June 30, 1997 and 1996, respectively. The improvement in operating results from 1996 to 1998 was the result of the Company's diversification into the Leisure and Recreation Business in 1997, followed by an increase in the number of resort properties under ownership in 1998 (due to business acquisitions). The improved results for the Leisure and Recreation Business during 1998 were partially offset by higher corporate general and administrative expenses and higher losses from the Entertainment and Sports Business. Additional information relating to the operating results for each business segment is set forth below.

Leisure and Recreation

      Because the size of the Company's resort portfolio has increased to six properties at June 30, 1998 from three properties at June 30, 1997, variations in operating results between 1998 and 1997 resulted primarily from the Company's business acquisitions. Because the Company began acquiring resort properties in 1997, a comparison of 1996 and 1997 annual resort data has been excluded, as it is not meaningful.

Revenue

      Leisure and Recreation Business revenue increased to $252.6 million for the year ended June 30, 1998 from $17.6 million for the year ended June 30, 1997. More than 50% of leisure and recreation revenue for the year ended June 30, 1998 was derived from full- year activities of Boca Resort. In addition, over 50% of consolidated resort revenue for the year ended June 30, 1998 was generated from non-room sources such as food and beverage sales, marina, retail sales and other amenities.

Operating Expenses

      Cost of services for the Leisure and Recreation Business totaled $110.1 million and $6.7 million for the years ended June 30, 1998 and 1997, respectively. Cost of services as a percentage of revenue was 44% and 38% for the years ended June 30, 1998 and 1997, respectively. Cost of leisure and recreation services consist primarily of labor and other direct costs incurred in connection with servicing the Resort Facilities' rooms, marinas, food and beverage operations, retail establishments and other facility amenities. In the future, the Company anticipates improving gross operating margins for each of its resorts by taking advantage of consolidated purchasing opportunities.

      Selling, general and administrative expenses ("S,G&A") for the Leisure and Recreation Business totaled $71.8 million and $5.4 million for the years ended June 30, 1998 and 1997, respectively. S,G&A as a percentage of revenue was 28% and 31% for the years ended June 30, 1998 and 1997, respectively. S,G&A for the Leisure and Recreation Business consists primarily of various fixed, indirect costs, including utility and property costs, real estate taxes, insurance, management and franchise agreement fees and administrative salaries. Management believes the Company will benefit from additional economies in S,G&A as its resort portfolio grows. These savings opportunities include the consolidation of reservation systems, coordinated sales and marketing efforts and reduced costs for insurance and management overhead.

     Amortization and depreciation expense for the Leisure and Recreation Business was $18.0 million and $1.5 million for the years ended June 30, 1998 and 1997, respectively. As discussed above, increases were due to additional depreciation for property and equipment acquired in connection with the Company's business combinations.

Entertainment and Sports

Revenue

    Entertainment and Sports Business revenue was $43.6 million, $36.7 million and $34.1 million for the years ended June 30, 1998, 1997 and 1996, respectively. The primary component of the Entertainment and Sports Business is the Panthers. Revenue and direct expenses associated with the team are recorded over the regular hockey season. The increase in revenue during year ended June 30, 1998 compared to 1997 was partially due to the receipt of the Panthers share of an expansion fee, which resulted from a new hockey franchise being admitted into the NHL. In addition, revenue from arena operations increased. The increase in revenue for the year ended June 30, 1997 compared to the year ended June 30, 1996 was the result of higher Panthers ticket sales due to all home games being sold out during the 1996-1997 season. In addition, more revenue from broadcasting and advertising/promotion contracts was recognized during 1997, offset by fewer playoff games played in the 1996-1997 season as compared to the 1995-1996 season.

Operating Expenses

      Entertainment and sports operating expenses, which include among other items Panthers' player salaries and arena and ticketing costs were $61.1 million, $47.2 million and $54.1 million for the years ended June 30, 1998, 1997 and 1996, respectively. The increase of $13.9 million, or approximately 29%, during the 1998 period was primarily the result of higher Panthers' player salaries, along with increased costs associated with the operation of the Company's ice skating rink facilities. During fiscal 1996, amortization of players' contracts was higher than during fiscal 1998 and 1997, to reflect the then current value of the remaining contracts of players selected in the 1993 draft.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $9.8 million and $1.9 million for the years ended June 30, 1998 and 1997, respectively. There were no corporate general and administrative expenses for the year ended June 30, 1996. The increase was substantially the result of additional legal, accounting, treasury and other corporate general and administrative expenses associated with the Company's (i) increase in total revenue and assets, (ii) diversification into the resort hospitality business and (iii) public company compliance and reporting activities.

Interest and Other Income

      Interest and other income totaled $2.3 million, $1.9 million and $122,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The increase in interest income in 1998 compared to 1997 and 1996 was the result of maintaining a higher average cash balance due to sales of common stock and cash flow from the added Resort Facilities. The Company raised $108.5 million and $131.9 million during the year ended June 30, 1998 and 1997, respectively, through the sale of common stock.

Interest Expense

      Interest expense totaled $24.7 million, $3.4 million and $5.0 million for the years ended June 30, 1998, 1997 and 1996, respectively. The increase in interest expense during the 1998 period was attributable to additional debt assumed or incurred in connection with certain resort acquisitions. The average outstanding indebtedness during 1997 and 1996 related primarily to the purchase of the Panthers, along with borrowing needed to fund hockey operations. Such indebtedness was repaid with a portion of the proceeds from the Company's initial public offering in November 1996.

Minority Interest

      Minority interest totaled $1.8 million, $440,000 and $174,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The increase was primarily the result of an initial 32% minority interest in Registry Resort (resulting from the Company's acquisition of a 68% interest in Registry Resort in August 1997). By June 30, 1998, the Company had increased its interest in Registry to 99% and acquired the remaining 1% in July 1998.

EBITDA

      EBITDA represents earnings before interest expense, taxes, depreciation, amortization and minority interest. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (i) operating income (as determined by GAAP) as an indicator of operating performance or (ii) cash flows from operating, investing and financing activities (as determined by GAAP) and is thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies. As a result of the Company's acquisition of the Resort Facilities, EBITDA increased to $50.9 million for the year ended June 30, 1998 from $(758,000) for the year ended June 30, 1997. EBITDA totaled $(10.1) million for the year ended June 30, 1996.

Adjusted EBITDA

     Adjusted EBITDA represents EBITDA plus the annual change in Premier Club net deferred income. Adjusted EBITDA increased to $56.7 million for the year ended June 30, 1998 from $(758,000) for the year ended June 30, 1997 and $(10.1) million for the year ended June 30, 1996.

Liquidity and Capital Resources

     Cash and cash equivalents increased $23.5 million, to $37.2 million at June 30, 1998, from $13.7 million at June 30, 1997. The major components of the change are discussed below.

Net Cash Provided by (Used in) Operating Activities

      Net cash provided by operating activities totaled $37.7 million and $2.9 million for the years ended June 30, 1998 and 1997, respectively. Net cash used in operating activities totaled $17.4 million for the year ended June 30, 1996. The increase in cash flow from operations for the year ended June 30, 1998 was the result of receiving more cash flow from the Resort Facilities. Registry Resort, Arizona Biltmore and Edgewater Resort, were acquired subsequent to June 30, 1997, and accordingly, the related cash flow is not included in the Company's 1997 and 1996 financial statements. Cash flow from the newly acquired resort facilities was partially offset by increased costs for corporate general and administrative expense and less cash flow from the Entertainment and Sports Business.

Net Cash Used in Investing Activities

     Net cash used in investing activities amounted to $293.4 million, $515,000 and $140,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

      Cash used in business acquisitions and to acquire additional interests in a consolidated subsidiary of the Company increased to $260.8 million for the year ended June 30, 1998 from $1.1 million for the year ended June 30, 1997. During the year ended June 30, 1998, the Company (i) acquired its initial 68% ownership interest in Registry Resort of which $75.5 million of the purchase price was paid in cash, (ii) closed on additional units of Registry Resort of which $30.6 million of the purchase price was paid in cash, (iii) acquired Rolling Hills for $8.0 million, (iv) acquired Arizona Biltmore of which $126.0 million of the purchase price was paid in cash and (v) acquired Edgewater Resort of which $20.7 million of the purchase price was paid in cash. During the year ended June 30, 1997, the Company used cash to acquire certain assets relating to the business of owning and operating a twin-pad ice facility located in Coral Springs, Florida. All resort acquisitions during the year ended June 30, 1997 involved the issuance of common stock or the assumption of debt in lieu of payment in cash.

      Capital expenditures increased by $46.3 million during the year ended June 30, 1998, primarily associated with the Boca Resort expansion program that was recently completed. The expansion included an 18 court tennis club (which adds to the existing 12 courts located in a separate complex), a new Bates-designed championship golf course and a new 140,000 square foot conference center. In addition, because the Company owned more resorts for a longer duration during fiscal 1998, recurring capital expenditures increased during the year ended June 30, 1998.

      Under covenants to a senior note payable secured by Boca Resort, the Company is required to deposit excess operating cash into reserve accounts which are accumulated and restricted to support future debt service, facility expansion, furniture, fixture and equipment replacement and real estate tax payments. Additionally, the Company's loan and/or management agreements for Arizona Biltmore, Pier 66 and Bahia Mar also require the maintenance of customary capital expenditure reserve funds for the replacement of assets. These reserve funds are classified as restricted cash on the Consolidated Balance Sheets.

Cash Provided By Financing Activities

      Net cash provided by financing activities amounted to $279.2 million, $10.9 million and $16.7 million for the years ended June 30, 1998, 1997 and 1996, respectively. During the year ended June 30, 1998, the Company received $108.5 million of net proceeds from the sale of shares of Class A Common Stock and $170.7 million in borrowings, net of repayments, under debt facilities. During the year ended June 30, 1997, the Company completed its IPO for an aggregate of 7,300,000 shares of Class A Common Stock, which resulted in net proceeds of $66.3 million. A portion of the net proceeds from the IPO was used to retire $45.0 million of debt. The Company also sold 2,460,000 shares of Class A Common Stock in a private placement transaction, which yielded $65.6 million in net proceeds during the year ended June 30, 1997 and retired $111.3 million of indebtedness assumed in connection the acquisition of Boca Resort. Through the date of the IPO, all operating losses of the Panthers were financed primarily through loans from Mr. Huizenga. As a result, net cash flow from financing activities for the year ended June 30, 1996 consisted entirely of borrowings and repayments of the loans from Mr. Huizenga.

Capital Resources

      The Company believes that it has, or can obtain, sufficient financial resources to support ongoing operations, finance the growth of its businesses and take advantage of acquisition opportunities.

      The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include revenue from (i) room rentals, food and beverage sales, retail sales, golf, tennis and marina services and conference services at the Resort Facilities,
(ii) Premier Club memberships at Boca Resort and (iii) ticket, broadcasting, sponsorship and other revenue derived from ownership of the Panthers. See "Risk Factors" included under Part I, Item 1.

      The primary external sources of liquidity have been the issuance of equity securities and borrowing under term loans and lines-of-credit. Since the IPO, the Company has raised $240.4 million from the issuance of its Class A Common Stock. At June 30, 1998, the Company had $540.6 million outstanding under secured term loans or acquisition related notes payable, of which $322.8 million matures over the next twelve months. The Company is in the process of negotiating a long-term secured credit facility in the amount of $450.0 million, with a portion of such borrowing capacity expected to be used to retire approximately $335.0 million of currently outstanding indebtedness.

Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue. The Company has reviewed all software and hardware used internally by the Company in all support systems to determine whether they are Year 2000 compliant. Most of the Company's software has already been upgraded by the manufacturer or was recently purchased and is Year 2000 compliant. The Company expects to have its remaining Year 2000 compliant systems in place by December 1998. The Company also intends to implement and test these solutions prior to any anticipated impact of the Year 2000 issue on its systems. The Company has incurred costs of less than $100,000 to date and does not believe that the aggregate cost for the Year 2000 issue will be material. The Company, however, cannot predict the effect of the Year 2000 issue on entities with which the Company transacts business, and there can be no assurance that the effect of the Year 2000 issue on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company will be formulating a contingency plan with respect to such entities with which is does business.

     Any new software, hardware or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades or replacements available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings.

Recently Issued Accounting Standards

     The adoption of recently issued accounting standards is not expected to have a material impact on the Company's financial condition or results of operations. See Note 2 - "Recently Issued Accounting Standards" to the Consolidated Financial Statements included under Item 8.

Forward Looking Statements

    Certain statements and information included herein may constitute forward-looking statements within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's principal businesses; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on terms acceptable to the Company to finance its growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the Company's limited history of operations in the Leisure and Recreation Business segment; dependence on key personnel and the ability to properly assess and capitalize on future business opportunities.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

    Not applicable.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Certified Public Accountants........................   30

Consolidated Balance Sheets as of June 30, 1998 and 1997..................   31

Consolidated Statements of Operations for the Years Ended
 June 30, 1998, 1997 and 1996.............................................   32

Consolidated Statements of Shareholders' Equity (Deficit)
 for the Years Ended June 30, 1998, 1997 and 1996.........................   33

Consolidated Statements of Cash Flows for the Years Ended
 June 30, 1998, 1997 and 1996.............................................   34

Notes to Consolidated Financial Statements................................   35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Florida Panthers Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Florida Panthers Holdings, Inc. (a Florida corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Panthers Holdings, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
   August 3, 1998.

                         FLORIDA PANTHERS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 As of June 30,
                        (In thousands, except share data)

                                                                1998       1997
                                                                ----       ----
                             ASSETS

Current assets:
  Cash and cash equivalents...............................  $  37,228  $  13,709
  Restricted cash.........................................     29,296     30,110
  Accounts receivable, net................................     28,574     13,087
  Inventory...............................................      6,499      5,763
  Current portion of Premier Club notes receivable........      4,089      3,778
  Other current assets................................. ..      5,496      4,143
                                                            ---------  ---------
          Total current assets............................    111,182     70,590
Property and equipment, net...............................    959,214    475,391
Intangible assets, net....................................     36,926     40,987
Long-term portion of Premier Club notes receivable, net ..      7,828      8,240
Other assets..............................................     13,057      5,184
                                                           ----------  ---------
         Total assets..................................... $1,128,207  $ 600,392
                                                           ==========  =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses...................  $  41,326  $  26,867
  Current portion of deferred revenue.....................     35,114     17,738
  Short-term debt.........................................    318,250         --
  Current portion of long-term debt.......................      4,540         --
  Other current liabilities...............................      3,866      1,770
                                                            ---------  ---------
          Total current liabilities.......................    403,096     46,375
Long-term debt............................................    217,836    186,056
Premier Club refundable membership fees...................     65,046     63,499
Other non-current liabilities.............................      9,826      1,448
Minority interest.........................................      1,892      1,861
Commitments  and  contingencies  (Note 12)
Shareholders'equity:
 Class A Common Stock, $.01 par value, 100,000,000 shares
  authorized and 34,888,358 and 27,929,570  shares issued
  and outstanding at June 30, 1998 and 1997, respectively.        349        279
 Class B Common Stock, $.01 par value, 10,000,000 shares
  authorized and 255,000 shares issued and outstanding at
  June 30, 1998 and 1997..................................          3          3
Contributed capital ......................................    432,110    304,095
Accumulated deficit.......................................  (   1,951)   (3,224)
                                                           ----------  ---------
          Total shareholders' equity .....................    430,511    301,153
                                                           ----------  ---------
          Total liabilities and shareholders' equity...... $1,128,207  $ 600,392
                                                           ==========  =========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Years Ended June 30,
                      (In thousands, except per share data)

                                                  1998       1997        1996
                                                ---------  ---------  ---------
Revenue:
  Leisure and recreation....................... $ 252,603  $  17,567  $      --
  Entertainment and sports.....................    43,586     36,695     34,087
                                                ---------  ---------  ---------
          Total revenue........................   296,189     54,262     34,087

Operating expenses:
  Cost of leisure and recreation services......   110,084      6,658         --
  Cost of entertainment and sports services....    45,919     35,135     35,958
  Selling, general and administrative expenses.    91,579     15,150      8,371
  Amortization and depreciation................    23,155      5,698      9,815
                                                ---------  ---------  ---------
          Total operating expenses.............   270,737     62,641     54,144
                                                ---------  ---------  ---------
Operating income (loss)........................    25,452   (  8,379)  ( 20,057)
Interest and other income......................     2,307      1,923        122
Interest and other expense.....................  ( 24,673)  (  3,364)  (  5,030)
Minority interest..............................  (  1,813)  (    440)  (    174)
                                                ---------  ---------  ---------
Net income (loss).............................. $   1,273  $ (10,260) $ (25,139)
                                                =========  =========  =========

Net income (loss) per share - basic and diluted.$    0.04  $(    0.74)$(   4.76)
                                                =========  ========== ==========

Shares used in computing net income (loss)
 per share - basic........................         34,334     13,829      5,276
                                                =========  =========  =========

Shares used in computing net income (loss)
 per share - diluted.....                          34,888     13,829      5,276
                                                =========  =========  =========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                Class A                Class B
                             Common Stock            Common Stock
                          -------------------      ----------------                                  Total
                            Number                 Number             Contributed                Shareholders'
                              of                     of                 Capital    Accumulated       Equity
                            Shares     Amount      Shares    Amount    (Deficit)     Deficit        (Deficit)
                          ---------    ------      ------    ------    ----------  -----------    ------------
Balance, June 30, 1995.        871      $  9          --       $ --    $ ( 22,357)       $  --    $(   22,348)
Net loss...............         --        --          --         --      ( 25,139)          --     (   25,139)
Dividends-- Decoma
   Entities............         --        --          --         --      (    816)          --     (      816)
                          --------     -----       -----       ----       --------      -------     ---------
Balance, June 30, 1996.        871         9          --         --      ( 48,312)          --     (   48,303)
Recapitalization.......      4,150        41         255          3        40,919           --         40,963
Sales of common stock..      9,760        98          --         --       131,780           --        131,878
Stock issued in
   acquisitions........     13,149       131          --         --       181,884           --        182,015
Warrants issued in
   acquisition.........         --        --          --         --         5,000           --          5,000
Net loss...............         --        --          --         --      (  7,036)     ( 3,224)    (   10,260)
Dividends-- Decoma
   Entities............         --        --          --         --      (    140)          --     (      140)
                          --------     -----       -----       ----     ----------     -------     ----------
Balance, June 30, 1997.     27,930       279         255          3       304,095      ( 3,224)       301,153
Sales of common stock..      6,000        60          --         --       108,456           --        108,516
Stock issued in
   acquisitions........        918         9          --         --        16,778           --         16,787
Warrants issued in
   acquisition.........         --        --          --         --         2,375           --          2,375
Net income.............         --        --          --         --            --        1,273          1,273
Exercise of stock
   options.............         40         1          --         --           406           --            407
                         ---------  --------    --------    -------     ---------   ----------     ----------
Balance, June 30, 1998.     34,888     $ 349         255       $  3      $432,110     $( 1,951)     $ 430,511
                         =========  ========    ========    =======     =========   ==========     ==========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Years Ended June 30,
                                 (In thousands)

                                                 1998       1997       1996
                                               --------- ---------   ---------
Operating activities:
  Net income (loss)...........................$   1,273  $(  10,260) $ (25,139)
  Adjustments to reconcile net income (loss)
    to netcash provided by (used in)
    operating activities:
    Amortization and depreciation............    23,155       5,698      9,815
    Deferred compensation....................       373         100      1,334
    Income applicable to minority interest...     1,813         440        174
   Changes in operating assets and liabilities
    (excluding the effects of business
     acquisitions):
    Accounts receivable......................  (    489)      1,876   (  1,195)
    Other assets.............................  (  4,059)  (     512)  (  3,425)
    Accounts payable and accrued expenses....  ( 20,091)      2,205        938
    Deferred revenue and other liabilities...    35,713       3,323        138
                                              ---------  ----------  ---------
  Net cash provided by (used in) operating
  activities.................................    37,688       2,870    (17,360)
                                              ---------  ----------  ---------
Investing activities:
 Cash acquired in business acquisitions......    16,548       2,055         --
 Cash used in business acquisitions..........  (230,219) (    1,076)        --
 Acquisition of additional interest in
  consolidated   subsidiary.................. (  30,613)        --          --
 Capitalization of interest.................. (   1,300)        --          --
 Capital expenditures........................ (  47,806) (    1,494) (     140)
                                             ----------   ---------  ---------
  Net cash used in investing activities......  (293,390) (      515) (     140)
                                             ----------   ---------  ---------

Financing activities:
 Net proceeds from the sale of common stock..   108,516     131,878         --
 Payments of related party indebtedness......        --   (  20,340)  (  3,500)
 Borrowings under related party loan
  agreements.................................        --          --     19,040
 Increase in interest payable on related party
  indebtedness...............................        --       1,131      2,406
 Borrowings under credit facilities..........   251,200      35,000         --
 Payments under long-term debt and credit
  facilities................................. (  80,509)  ( 135,915)        --
 Proceeds from exercise of stock options.....       407          --         --
 Payment of dividends - Decoma Entities......        --   (     140)  (    816)
 Distribution to minority interests - Decoma
  Entities................................... (     393)  (     725)  (    402)
                                              ---------  ----------  ---------
   Net cash provided by financing activities.   279,221      10,889     16,728
                                              ---------  ----------  ---------
    Increase (decrease) in cash and cash
    equivalents.............................     23,519      13,244   (    772)
Cash and cash equivalents,
 at beginning of period.....................     13,709         465      1,237
                                              ---------  ----------  ---------
Cash and cash equivalents,
 at end of period...........................  $  37,228   $  13,709  $     465
                                              =========  ==========  =========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

(1)  Organization

    Florida Panthers Holdings, Inc. (the "Company") currently conducts substantially all of its business through its subsidiaries, which include Panthers BRHC Limited ("Boca Resort"), AZB Limited Partnership ("Arizona Biltmore"), Panthers RPN Limited ("Edgewater Resort"), 2301 SE 17th St. Ltd. ("Pier 66") and Rahn Bahia, Ltd. ("Bahia Mar"), each a limited partnership formed for the purpose of owning and operating Boca Raton Resort and Club, the Arizona Biltmore Hotel, the Edgewater Beach Hotel, the Hyatt Regency Pier 66 Hotel and the Radisson Bahia Mar Resort and Yachting Center, respectively, and FPH/RHI Merger Corp, Inc. ("Registry Resort") formed for the purpose of owning and operating the Registry Hotel at Pelican Bay and Rolling Hills Golf Course ("Rolling Hills"). The Company also owns the Florida Panthers Hockey Club, Ltd. ("Panthers" or the "Club"), a professional hockey team of the National Hockey League (the "NHL"), Arena Development Company, Ltd. ("Arena Development"), a limited partnership formed for the purpose of developing a new multi-purpose sports and entertainment center in Broward County, Florida recently named National Car Rental Center (the "National Center"), Arena Operating Company, a limited partnership formed for the purpose of managing and operating the National Center, and Florida Panthers Ice Ventures, Inc., a corporation formed for the purpose of developing ice rink facilities. In addition, the Company owns approximately 78% of the partnership interests in Decoma Miami Associates, Ltd. ("Decoma"), a Florida limited partnership, which operates the Miami Arena.

    In  November  1996,  the Company  sold 7.3 million  shares of Class A Common
Stock, par value $.01, (the "Class A Common Stock") in connection with its initial public offering ("IPO"). An additional 2.5 million shares of Class A Common Stock were sold in connection with a private placement in January 1997 and 6.0 million shares of Class A Common Stock were sold in connection with an underwritten public offering in August 1997.

(2)  Summary of Significant Accounting Policies

Principles of Consolidation

    The accompanying Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Minority interest represents minority shareholders' proportionate share of the equity in Decoma and Registry Resort.

Use of Estimates

    The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results may differ from those estimates.

Cash and Cash Equivalents/Restricted Cash

    Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. Restricted cash consists principally of escrow accounts maintained in accordance with the terms of various mortgage-notes payable agreements and cash collected by the Company in its capacity as operator of the National Center. See Note 12. Concentration of credit risk and market risk associated with cash, cash equivalents and restricted cash are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short term nature.

Accounts Receivable

    Accounts receivable are primarily from major credit card companies and other large corporations. The Company performs ongoing credit evaluations of its significant customers and generally does not require collateral or a significant allowance for uncollectible balances.

Inventory

    Inventory is stated at the lower of cost or market value and primarily consists of food, beverages, marina fuel, retail merchandise and operating supplies. Cost is determined using the first-in, first-out method.

Premier Club Notes Receivable

     Premier Club notes receivable are carried at amortized cost. Interest income is suspended on all notes receivable when principal or interest payments are more than three months contractually past due and is not resumed until such loans become contractually current. The Company performs credit evaluations of customers who finance their Premier Club membership and generally does not require collateral or a significant allowance for uncollectible balances.

Property and Equipment

    Property and equipment is stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of relatively minor items are charged to expense as incurred. Renewals of significant items are capitalized along with interest during the construction period for significant additions to the Company's resorts. Interest is capitalized using rates associated with direct borrowings for such construction, if applicable, or the equivalent to the average borrowing rate of the Company. Interest capitalized for the year ended June 30, 1998 totaled $1.3 million. No interest was capitalized during the years ended June 30, 1997 and 1996. Depreciation and amortization has been computed using the straight-line method over the following estimated useful lives:

                                              Years
                                              -----
            Building and improvements....       40
            Land improvements............       15
            Leasehold improvements.......      5-20
            Furniture, fixtures and
             equipment...................      3-7

Intangible Assets

    The components of unamortized intangible assets as of June 30 were as follows (in 000's):

                                                          1998     1997
                                                        -------  --------
             Franchise cost...........................  $21,273  $ 21,881
             Player contract acquisition costs........      995     3,916
             Investment in Miami Arena Contract.......    8,146     8,516
             Goodwill.................................    6,512     6,674
                                                        -------  --------
                                                        $36,926  $ 40,987
                                                        =======  ========

    The Club paid a $50.0 million franchise fee to the NHL when joining the league, of which approximately $25.7 million was allocated to the contracts of players selected in the 1993 expansion draft. The allocation was based upon an independent appraisal of the fair value of the player contracts and is being amortized on a straight-line basis over the estimated useful lives of the contracts. The remaining portion of the franchise fee is being amortized on a straight-line basis over 40 years.

    The Miami Arena is owned by the Miami Sports and Exhibition Authority ("MSEA"), an agency of the City of Miami. Under the terms of the Miami Arena Contract ("MAC") between MSEA and Decoma, Decoma operates the Arena. The MAC is scheduled to expire on July 8, 2020. Amounts invested in the MAC are being amortized using the straight-line method over the remaining term of the MAC.

    Goodwill represents the excess of the cost over the fair value of net assets of the acquired business. Goodwill is stated at amortized cost and is amortized on a straight-line basis over 40 years.

Accounting for Impairment of Long-Lived Assets

    The Company continually evaluates whether events and circumstances have occurred indicating the remaining estimated useful life of long-lived assets may warrant revision, or long-lived asset balances may not be recoverable. If factors indicate long-lived assets have been impaired, the Company uses an estimate of the remaining value of the long-lived assets in measuring recoverability. Unrecoverable amounts are charged to operations in the applicable period.

Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore can not be determined with precision. The assumptions used have a significant effect on the estimated amounts reported. The following methods and assumptions are used to estimate fair value:

    -The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximate fair value due to their short-term nature.

    -The carrying amounts of Premier Club notes receivable and long-term debt approximates fair value based on discounted future cash flows using current rates at which similar loans with similar maturities would be made to borrowers with similar credit risk.

    -The fair value of Premier Club refundable membership fees can not be reasonably estimated based on the uncertainty of the maturity.

Revenue Recognition

    Revenue associated with room rentals, food and beverage sales and other recreational amenity use at the Company's resort properties is recognized when services are rendered. Boca Resort's club membership annual dues revenue is recognized ratably over the membership year commencing October 1. Initiation fees relating to memberships originating prior to December 31, 1997 are fully refundable and, accordingly, are reflected as a liability captioned Premier Club refundable membership fees on the accompanying Consolidated Balance Sheets. See
Note 10. Initiation fees associated with Premier Club memberships originating after December 31, 1997 are non-refundable and are recorded as deferred revenue and recognized as revenue over the estimated life of the membership.

    Receipts from tickets, broadcasting, advertising and promotions associated with the Panthers are recorded as revenue on a per game basis over the NHL regular season.

Player Contract Costs

    Player salaries are recorded on a per game basis during the regular season. Player signing bonuses are amortized over the life of the player contract. The Company accounts for trades of player contracts as like-kind exchanges, whereby the recorded basis of the contract of the acquired player(s) is equal to the net book value of the contract of the traded player(s), plus or minus any cash consideration.

    Employment contracts with certain players require future compensation under certain circumstances. These contracts are generally performance in nature and, accordingly, related payments are charged to operations over the contract playing seasons.

    The Company has obtained disability insurance policies for several of its players under multi-year contracts. Benefits would become payable after thirty consecutive games were missed by the insured player. The policies provide for payment of a portion of the player's salary for the remaining term of the contract or until the player can resume playing.

Advertising Expense

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense was $5.3 million and $672,000 for the years ended June 30, 1998 and 1997, respectively. Prepaid advertising for each the periods presented and advertising expense for 1996 was not considered material by management.

Income Taxes

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". See Note 18.

Stock-Based Compensation

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB No. 25 "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense in connection with stock option grants made to employees. See Note 11.

Earnings (Loss) Per Common Share

     The Company adopted SFAS No. 128, "Earnings Per Share" during fiscal 1998. This statement supersedes APB No. 15 and replaces primary and fully diluted earnings per share with a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income (loss) divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. Such options were antidilutive in 1997 and 1996 and, thus, have been excluded. Additionally, approximately 1.4 million weighted average shares issuable pursuant to convertible debt obligations have been excluded from 1998 since such shares were antidilutive. The following table sets forth weighted average shares used to compute basic and diluted earnings per share (in 000's):

                                                      1998     1997      1996
                                                    -------- --------  -------
     Basic weighted average shares outstanding...   34,334    13,829     5,276
     Stock options...............................      554        --        --
                                                   -------  --------  --------
     Diluted weighted average shares outstanding.   34,888    13,829     5,276
                                                   =======  ========  ========

Recently Issued Accounting Standards

     In 1997, the Financial Accounting Standard Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This Statement requires all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The Company adopted SFAS No.
130 on July 1, 1998.

     In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas of operations and major customers. The Company adopted SFAS No. 131 on July 1, 1998. In the opinion of management, adoption of this standard will not have a material impact on the Company's existing segment reporting disclosures.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"). SOP 98-5 requires all non-governmental entities to expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. Adoption of this statement is not expected to have a material effect on the Company's results of operations.

     In 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits". This Statement revises employers' disclosures about pension and other post retirement benefit plans. In the opinion of management, adoption of this standard will not have a material impact on the Company's existing reporting.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In the opinion of management, adoption of this standard will not have a material impact on the Company's existing reporting.

Reclassifications

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

(3)   Supplemental Cash Flow Information

    Interest paid during the years ended June 30, 1998, 1997 and 1996 was approximately $22.3 million, $1.2 million and $3.8 million, respectively. In addition, the Company issued 918,174 and 13,148,893 shares of Class A Common Stock in connection with business acquisitions during the years ended June 30, 1998 and 1997, respectively. During the year ended June 30, 1997, in conjunction with the IPO, a note payable of approximately $41.0 million to the Company's Chairman, Mr. Huizenga, was exchanged for 4,149,710 shares of Class A Common Stock and 255,000 shares of Class B Common Stock.

(4)   Business Combinations

    Prior to the completion of the IPO, the Company acquired from Mr. Huizenga approximately 78% of the partnership interest in Decoma in exchange for 870,968 shares of Class A Common Stock. Decoma derives revenue from the operations of the Miami Arena. As this transaction was among entities under common control, it was accounted for on a historical cost basis in a manner similar to a pooling of interests as of the date of the acquisition by Mr. Huizenga.

    The acquisitions of the businesses discussed below have been accounted for under the purchase method of accounting and are included in the historical financial statements from the date of acquisition.

Acquisitions Made During the Year Ended June 30, 1998

     In April 1998, the Company acquired Edgewater Resort for $41.2 million. Approximately $20.7 million of the purchase price was paid in cash at closing and the remainder bears interest at a rate of 5.0% per annum and is payable, at the election of the seller, in either cash on October 22, 1999 or shares of Class A Common Stock at a per share price of $24.50 at any time up through October 22, 1999.

     In March 1998, the Company acquired an ownership interest in Arizona Biltmore in exchange for: (i) payment of $126.0 million in cash, (ii) payment in the future of $500,000 in cash, (iii) payment in the future of $99.8 million either in cash or shares of Class A Common Stock, (iv) warrants to purchase 500,000 shares of Class A Common Stock exercisable at $24.00 per share at any time, in whole or in part, through March 2003 and (v) the assumption of $63.1 million of debt. The $500,000 bears interest at a rate of 2.5% per annum and is payable in April 2001. The $99.8 million bears interest at a rate of 5.0% per annum and, at the election of the seller, shall be paid in either cash or shares of Class A Common Stock. If the seller elects to receive cash, it must make such election during specified election periods occurring through March 2, 2000. If an election for cash is made, the Company will be required to make payment within 120 days after such election. Alternatively, the seller may elect to receive shares of Class A Common Stock at a per share price of $26.00 at any time through March 2, 2008. Subject to implementing certain developmental strategies or meeting certain profit levels over a 36 month period ending on March 31, 2001, up to an additional $50 million may be payable at the election of the seller, either in cash or shares of Class A Common Stock at a per share price of not less than $19.00.

      In November 1997, the Company acquired certain assets associated with Rolling Hills in exchange for $8.0 million in cash. The assets acquired consist of an 18-hole golf course and a separate 9-hole golf course (both of which are currently being redesigned), a parking lot and 79 acres of undeveloped land adjacent to the golf courses.

      In August 1997, the Company acquired its initial 68% ownership interest (325 of the 474 units) in Registry Resort for (i) 918,174 shares of Class A Common Stock, (ii) warrants to purchase 325,000 shares of Class A Common Stock (300,000 of which are exercisable at $25.85 per share and 25,000 of which are exercisable at $23.50 per share) and (iii) $75.5 million in cash. The warrants vest ratably on a quarterly basis and become fully exercisable on December 31, 1999. The warrants expire in October 2003. As of June 30, 1998 the Company had acquired all but one of the remaining units of Registry Resort for additional payments of $30.6 million (net of the payoff of certain mortgage notes receivable to the Company associated with additional units). The Company acquired the last unit in July 1998.

Acquisitions Made During the Year Ended June 30, 1997

    In June 1997, the Company acquired substantially all of the net assets of Boca Resort in exchange for (i) 272,303 shares of Class A Common Stock, (ii) rights to acquire 4,242,586 shares of Class A Common Stock for no additional consideration and (iii) warrants to purchase 869,810 shares of Class A Common Stock at a purchase price of $29.01 per share. The warrants are currently exercisable with 50% expiring in December 1998 and the remainder expiring in December 1999.

    In May 1997, the Company acquired the rights to operate Gold Coast Ice Arena ("Gold Coast") in exchange for 34,760 shares of Class A Common Stock. Gold Coast is the current practice facility of the Panthers and provides open skating, ice hockey leagues and other programs to the public.

    In March 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in Pier 66 for 4,450,000 shares of Class A Common Stock.

    In March 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Bahia Mar in exchange for 3,950,000 shares of Class A Common Stock.

    In January 1997, the Company acquired certain assets relating to Incredible Ice in exchange for (i) $1.0 million in cash, (ii) 212,766 shares of Class A Common Stock and (iii) the assumption by the Company of a maximum of $8.1 million in construction-related obligations. Incredible Ice provides open skating, ice hockey leagues and other ice programs to the public.

    The Company's unaudited pro forma consolidated results of operations assuming the above acquisitions had been consummated as of the beginning of the period are as follows for the years indicated (in 000's, except per share amounts):

                                                            1998        1997
                                                         ---------   ---------
Revenue................................................. $ 346,947   $ 308,174
Net operating income ................................... $  37,067   $  39,304
Net loss................................................ $ ( 2,732)  $(    914)
Pro forma net loss per common share - basic and
 diluted ............................................... $ (  0.08)  $(   0.03)

    The preliminary purchase price allocation for business combinations accounted for under the purchase method of accounting, including the subsequent acquisition of additional units of Registry Resort, during the years ended June 30, 1998 and 1997 are as follows (in 000's):

                                                       1998        1997
                                                    ----------  ----------
    Cash acquired in business acquisitions.......   $   16,548  $    2,055
    Current assets, excluding cash...............       19,850      55,195
    Property and equipment.......................      455,851     474,577
    Other assets.................................           39       9,152
    Intangible assets............................           --       6,743
    Current liabilities..........................    (  28,355)   ( 34,161)
    Debt.........................................     (183,879)   (261,971)
    Minority interest............................    (      60)         --
    Other non-current liabilities................           --    ( 63,499)
    Common stock issued or reserved for issuance.    (  19,162)   (187,015)
                                                    ----------  ----------
    Cash used in business acquisitions...........   $  260,832  $    1,076
                                                    ==========  ==========

(5)   Premier Club Notes Receivable

    The Company offers internal financing to qualified purchasers of Premier Club memberships at Boca Resort. Based on the terms of the agreements, the gross membership notes will be collected as follows (in 000's):

                             1999..................     $   4,089
                             2000..................         3,129
                             2001..................         1,981
                             2002..................         1,748
                             2003..................         1,009
                             Thereafter............           206
                                                        ---------
                                                        $  12,162
                                                        =========
(6)   Property and Equipment, net

    A summary of property and equipment at June 30 is as follows (in 000's):

                                                          1998       1997
                                                       ---------  ---------
           Land and land improvements................  $ 244,243  $ 134,815
           Buildings and improvements................    675,175    297,061
           Furniture, fixtures and equipment.........     52,147     30,556
           Construction in progress..................      8,196     15,517
                                                       ---------  ---------
                                                         979,761    477,949
           Less: accumulated depreciation and
            amortization.............................  (  20,547) (   2,558)
                                                       ---------  ---------
                                                       $ 959,214  $ 475,391
                                                       =========  =========

    Depreciation and amortization expense on property and equipment included in the Consolidated Statements of Operations was approximately $19.0 million, $1.9 million and $280,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

(7)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30 consists of the following (in 000's):

                                                         1998      1997
                                                       -------- ---------
            Other accrued liabilities................  $ 19,298 $  13,000
            Accounts payable.........................     8,406     6,401
            Accrued taxes............................     6,367     2,379
            Accrued payroll and related costs........     5,872     4,454
            Accrued interest payable.................     1,383       633
                                                       --------  --------
                                                       $ 41,326  $ 26,867
                                                       ========  ========

(8)   Short-Term Debt

     In connection with the Company's acquisition of Edgewater Resort, a portion of the purchase price ($20.5 million) was financed by the seller. The indebtedness bears interest at a rate of 5.0% per annum and is payable, at the election of the seller, in either cash on October 22, 1999 or shares of Class A Common Stock at a per share price of $24.50 at any time through October 22, 1999.

     In connection with the Company's acquisition of an ownership interest in Arizona Biltmore, a portion of the purchase price ($100.3 million) was financed by the seller. The note payable for $500,000 is payable in April 2001 and, therefore, is classified as long-term debt on the Consolidated Balance Sheet. See Note 9. The note payable for $99.8 million bears interest at a rate of 5.0% per annum and, at the election of the seller, shall be paid in either cash or shares of Class A Common Stock. If the seller elects to receive cash, it must make such election during specified election periods occurring through March 2, 2000. If an election for cash is made, the Company will be required to make payment within 120 days after such election. Alternatively, the seller may elect to receive shares of Class A Common Stock at a per share price of $26.00 at any time through March 2, 2008.

     The Company has a bridge loan from a bank in the principal amount of $220.0 million (the "Bridge Loan"), of which $198.0 million was outstanding at June 30, 1998. The proceeds from the Bridge Loan were used to acquire the Company's interests in Arizona Biltmore, to acquire remaining units of Registry Resort, to repay certain outstanding indebtedness and for working capital purposes. The Bridge Loan carries a variable interest rate, which was 8.4% at June 30, 1998. The Bridge Loan matures on September 15, 1998. The Company is in the process of refinancing a portion of its short-term debt.

     The weighted average interest rate on the Company's aggregate short-term debt at June 30, 1998 was 7.1%.

(9)   Long-Term Debt

    Long-term debt at June 30 is as follows (in 000's):

                                                               1998       1997
                                                             --------   --------
    Mortgage note payable, collateralized
      by substantially all Pier 66 property
      and equipment, variable interest rate
      (8.8% at June 30, 1998), due June 28, 2000.........  $ 25,951  $  25,951
    Mortgage note payable, collateralized by
      substantially all Arizona Biltmore
      property and equipment, fixed
      interest rate of 8.25%, due July 1, 2016...........    62,725        --
    Note payable to bank, collateralized by
      substantially all Bahia Mar property
      and equipment, repaid in March 1998................        --     15,105
    Senior note payable to bank, secured by a first
      mortgage and lien on all Boca Resort assets,
      variable interest rate(9.0% at June 30, 1998),
       due on August 22, 2001............................   110,000    110,000
    Revolving credit facility with bank, collateralized
      by all assets of the Panthers, variable interest
      rate (7.2% at June 30,1998), due on
      April 30, 2000.....................................    23,200     35,000
    Note payable to seller, fixed interest rate of 2.5%
      due April 2001.....................................       500         --
                                                           --------  ---------
   Total debt outstanding including current portion.....$  222,376   $186,056
                                                          =========   ========

    At June 30, 1998, $11.8 million was available under the revolving credit facility outlined above. The Company's loan agreements require the maintenance of customary capital expenditure reserves for the replacement of assets and restricts the Company's ability to pay dividends in certain circumstances. In addition, the Company is required to comply with certain covenants under several of its debt agreements discussed above, including without limitation, requirements to (i) maintain net worth of $15.0 million and (ii) maintain certain leverage ratios. The Company was in compliance with these covenants at June 30, 1998. Minimum principal payments required on the Company's long-term debt for each of the five fiscal years subsequent to fiscal 1998 and thereafter are as follows (in 000's):

                             1999..................     $   4,540
                             2000..................        55,811
                             2001..................         9,302
                             2002..................        96,957
                             2003..................         2,124
                             Thereafter............        53,642
                                                        ---------
                                                        $ 222,376
                                                        =========
(10)  Premier Club Refundable Membership Fees

    Fully paid initiation fees associated with Premier Club memberships at Boca Resort executed prior to December 31, 1997 are refundable upon the death of a member or a member's spouse and upon the expiration of the 30-year membership term (subject to renewal at the member's option). The fee is also refundable upon a member's resignation from the Premier Club, but only out of the proceeds of the membership fee of the fifth new member to join the Premier Club following refund of all previously resigned members' fees. If any member paying over time suspends payment, amounts paid to date are forfeited and recognized as income. Amounts forfeited to date have not been material. Such Premier Club refundable membership fees of approximately $65.0 million and $63.5 million at June 30, 1998 and 1997, respectively, have been reflected as a non-current liability on the Company's Consolidated Balance Sheets.

(11)  Stock Options

    The Company has a stock option plan under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plan are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year over a four-year period on the annual anniversary of the date of grant. A summary of stock option transactions for the three years ended June 30, 1998 is as follows:

                                        Number of                                Number of
                                         Shares                    Range in       Options
                                        Reserved      Options    Option Prices  Exercisable
                                        ---------    ---------   -------------  -----------
 Balance at June 30, 1996............          --           --         --             --
 Shares reserved under plan..........   2,600,000           --         --
 Granted.............................  (2,049,747)   2,049,747   $10.00 - $27.30
 Forfeited...........................      21,605  (    21,605)       $10.00
                                       -----------  ----------
 Balance at June 30, 1997............     571,858    2,028,142   $10.00 - $27.30      --
 Additional shares reserved under       2,400,000           --         --
 plan................................
 Granted.............................  (1,402,414)   1,402,414   $17.25 - $23.25
 Exercised...........................          --  (    40,614)       $10.00
 Forfeited...........................      93,748  (    93,748)  $10.00 - $26.38
                                      -----------  ------------
 Balance at June 30, 1998............   1,663,192    3,296,194   $10.00 - $27.30  466,422
                                      ===========  ===========

  The  weighted  average   exercise  price  and  weighted  average   remaining
contractual life of the Company's outstanding options at June 30, 1998 is set forth below.

                                              Weighted                             (Vested Only)
                                               Average     Weighted                   Weighted
                                              Remaining     Average                   Average
                                             Contractual   Exercise     Options       Exercise
   Range of Exercise Prices     Options         Life         Price     Exercisable     Price
   ------------------------    ----------     ----------   ---------   -----------   ----------
   $10.00                         900,702     8.4 years      $10.00      200,533         $10.00
   $16.63 - $19.13              1,364,132     9.4 years      $17.26        4,500         $17.01
   $21.13 - $27.30              1,031,360     8.9 years      $25.47      261,389         $25.48
                               ----------                                -------
                                3,296,194                                466,422
                               ==========                                =======

    The weighted average exercise price of all options at June 30, 1998 and 1997 was $17.93. Pro forma information relating to net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended June 30:

                                                         1998           1997
                                                     ------------  -------------
Pro forma net loss................................  $ (4,924,000)  $(11,271,000)
Pro forma net loss per share.....................   $       (.14)  $       (.82)
Pro forma weighted average fair value of options
 granted..........................................  $       8.91   $       8.74
Risk free interest rate...........................          6.35%          6.35%
Expected lives....................................      5-7 years      5-7 years
Expected volatility...............................            42%            42%

(12)  Commitments and Contingencies

Leases

    The Company leases the Bahia Mar resort site from the City of Fort Lauderdale under an operating lease, which has a term through August 31, 2062. Under the lease agreement, the Company is required to pay annual rent equal to the greater of a percentage (4.0% through September 30, 2012 and 4.25% thereafter) of annual gross operating revenue, as defined, or a $300,000 minimum annual rent (escalating on a formula percentage after September 2037). Rent expense under this lease totaled $775,000 for the year ended June 30, 1998 and $247,000 for the period from the date of the Bahia Mar acquisition (March 4, 1997) to June 30, 1997. The lease agreement also requires the Company to annually set aside 3% of Bahia Mar's revenue, as defined in the lease agreement, for the purchase, replacement and upgrade of furniture, fixtures and equipment. All such restricted funds have been spent on their required purpose through June 30, 1998.

    Future minimum lease obligations under various noncancellable operating leases with initial terms in excess of one year at June 30, 1998 are as follows (in 000's):

           1999................................     $ 3,114
           2000................................       1,781
           2001................................       1,088
           2002................................         887
           2003................................         668
           Thereafter..........................      17,700
                                                    -------
                                                    $25,238
                                                    =======

    As of June 30, 1998, the Company has two letters of credit which secure two operating leases. The letters of credit are collateralized by certificates of deposit totaling $500,000, which mature in August 1998 and are included in restricted cash.

Employment Agreements

    The Company has entered into employment agreements with various player and non-player employees which expire at various dates through June of 2002. The terms of these employment agreements require future payments, excluding bonuses, at June 30, 1998 as follows (in 000's):

                        1999.............................          $27,119
                        2000.............................           18,647
                        2001.............................            8,604
                        2002.............................              150
                                                                   -------
                                                                   $54,520
                                                                   =======

National Car Rental Center ("National Center")

    In June 1996, the Company entered into an agreement with Broward County to develop the National Center, which will be owned by Broward County. The Company will bear all costs relating to the development of the National Center in excess of $184.7 million, including additional construction costs in excess of the $184.7 million resulting from certain litigation. See Litigation. In June 1996, the Company also entered into a 30-year license agreement (the "Broward License Agreement") for the use of the National Center. In connection therewith, Broward County will receive revenue from the operations of the National Center. The Company has provided Broward County a guaranty pursuant to which the Company will be obligated to pay Broward County its contracted share of the county's annual debt service obligation (the "County Preferred Revenue Allocation"). The Company believes that the revenue generated from the operations of the National Center will be sufficient to cover the County Preferred Revenue Allocation. The Broward License Agreement commences upon the completion of construction of the National Center, which is currently scheduled for October 1, 1998. The Broward License Agreement is for a term of 30 years, which may be extended for additional five-year periods, subject to certain conditions.

    Pursuant to the Broward License Agreement, the Company is entitled to receive all (a) revenue from the sale of (i) general seating ticket sales for its home games to be played at the National Center, (ii) non-consumable concession items at the National Center during its home games, (iii) items in the Club's retail store to be located within the National Center, (iv) (in conjunction with and subject to the rights of the NHL) the rights to all television and radio and other media broadcasting rights for hockey related events at the National Center, (v) advertising within or on certain designated locations at the National Center during hockey related events and (vi) Panthers' related sponsorships or NHL league-wide sponsorships; and (b) the first $14.0 million of "net operating income" generated by the National Center and 80% of all net operating income generated by the National Center in excess of $14.0 million with Broward County receiving 20%. "Net operating income" is defined to include revenue from building naming rights fees, food and beverage concessions, parking, non-hockey related advertising and all other revenue generated from non-hockey related events offset by certain arena operating and financing costs including the County Preferred Revenue Allocation.

    The Company will be obligated to pay rent in the amount of approximately $7,500 per home game played by the Panthers at the National Center and to pay certain utility and event staffing expenses, but the combined amounts payable by the Panthers under the Broward License Agreement will not exceed 5% of the gross receipts from the sale of general seating tickets to Panthers' home games.

Litigation

    On April 9, 1997, Allied Minority Contractors Association, Inc., South Florida Chapter of NAMC, Overnight Success Construction, Inc., Reed Jr. Plumbing, Inc. and Christopher Mallard (collectively, the "Broward County Plaintiffs") filed a suit against Broward County and Arena Development in the Seventeenth Judicial Circuit in and for Broward County, Florida. This suit alleges that Broward County entered into the agreement with the Company to develop the National Center in violation of Florida law and Broward County ordinances. The Broward County Plaintiffs seek, among other things, to nullify the agreement between Broward County and the Company to develop the National Center. The Company believes that this suit is without merit and intends to vigorously defend against this suit. On July 10, 1997, the trial court denied the Broward County Plaintiffs' motion for a temporary restraining order and on November 17, 1997 the trial court also denied plaintiff's motion for summary judgement. Plaintiffs have appealed both of those orders. On May 19, 1998, the trial court granted the Joint Motion of Broward County and Arena Development to Disqualify Plaintiffs and Their Counsel and to Dismiss. Plaintiffs motion for rehearing was denied, and plaintiffs have filed a notice of appeal. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

    On January 28, 1997, February 4, 1997 and March 18, 1997, purported class action lawsuits were filed against the Company and Messrs. Huizenga, Johnson, Rochon, Berrard, Hudson, Dauria and Evans in the United States District Court for the Southern District of Florida. On May 7, 1998, a consolidated and amended class action complaint was filed combining these claims into one action. The suits allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, by making untrue statements or omitting material facts, in connection with sales of the Company's Class A Common Stock by the plaintiff and others in the purported class between November 13, 1996 and December 22, 1996. The suit generally seeks, among other things, certification as a class and an award of damages in an amount to be determined at trial. The Company believes that this suit is without merit and intends to defend vigorously against this suit. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

     On October 9, 1997, Bernard Kalishman filed a purported shareholder derivative and class action lawsuit on behalf of the Company, as nominal defendant, against Messrs. Huizenga, Berrard, Johnson, Rochon, Hudson and Egan, each as director of the Company and Richard Evans and William Torrey, both former directors of the Company, in the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit alleges, among other things, that each of the defendants (other than Mr. Egan) breached contractual and fiduciary obligations owed to the Company and its stockholders by engaging in self-dealing transactions in connection with the Company's purchase of Pier 66 and Bahia Mar. The suit seeks to impose a constructive trust on alleged excessive compensation paid to the prior owners of Pier 66 and Bahia Mar or to have damages assessed against the defendants or to rescind the transaction. The amended complaint also added claims similar to those alleged in the class action lawsuit described in the paragraph above and dropped Mr. Egan as a defendent. The Company believes that this suit is without merit and intends to defend vigorously against this suit. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

    A lawsuit was filed on January 9, 1997 by Arena Development seeking a determination as to the applicability of the Prevailing Wage Ordinance to the construction of National Center. The suit was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint filed alleged that the Prevailing Wage Ordinance did not apply to the construction of the National Center for two reasons: (i) the Prevailing Wage Ordinance only applies to construction contracts in excess of $250,000 to which Broward County is a party and Broward County is not a party to the construction contract between Arena Development and the general contractor, and (ii) the development agreement contains all the obligations and responsibilities of both parties and does not include a provision mandating that Arena Development Company Ltd. comply with the Prevailing Wage Ordinance. The Prevailing Wage Ordinance requires that all contracts to which the ordinance applies must contain such a provision. The lawsuit asked for a declaratory judgment finding that the Prevailing Wage Ordinance did not apply to the construction of the National Center and that Arena Development Company Ltd. could continue without reference to the ordinance. On February 21, 1997, the Seventeenth Judicial Circuit Court ruled against the Company's complaint, finding that the Prevailing Wage Ordinance was applicable. On March 18, 1998, in a 2-1 decision, the Fourth District Court of Appeals affirmed the trial court's finding. On May 8, 1998, the Court of Appeals denied the Company's motion for rehearing and the Company decided not to pursue any further appeals. The Company estimates it will be liable for additional construction costs of up to $6.5 million.

    The Company is not presently involved in any other material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to the business. While the results of the legal proceedings described above and other proceedings which arose in the normal course of business cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, consolidated cash flows or consolidated financial position. However, unfavorable resolution of each matter individually or in the aggregate could have a material affect on the consolidated results of operations or cash flows for the periods in which they are resolved.

Environmental Matters

    Under various federal, state, and local environmental laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. In connection with the ownership and operation of its properties, the Company may be potentially liable for any such costs. Phase I environmental site assessments (the "Phase I Assessments") have been obtained for the real property on which each of the Resort Facilities is located. In addition, Phase II environmental assessments (the "Phase II Assessments") have been conducted at several properties. Phase I Assessments are intended to identify existing, potential and suspected environmental contamination and regulatory compliance concerns, and generally include historical reviews of the property, reviews of certain public records, preliminary investigations of the site and surrounding properties and the preparation and issuance of written reports. Phase II Assessments involve the sampling of environmental media, such as subsurface soil and groundwater, to confirm whether contamination is present at areas of concern identified during the course of a Phase I Assessment.

     The Phase I and Phase II Assessments have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity of its Leisure and Recreation Business, nor is the Company aware of any such material liability or concern. However, the environmental assessments have revealed the presence of limited areas of contamination on the properties, some of which will require remediation. The environmental assessments have also identified operations that are not strictly in compliance with applicable environmental laws or that will need to be upgraded to remain in compliance with applicable environmental laws (including underground storage tanks at a few of the properties). The most significant area of contamination identified by the Phase I and Phase II Assessment involves an area within the maintenance area of Rolling Hills used when mixing pesticides and herbicides. Pursuant to an agreement with the former owner of Rolling Hills, the Company has the benefit of an indemnity that the Company believes will defray the costs associated with the investigation and remediation at this location.

(13)  License and Franchise Agreements

    Upon the acquisition of Pier 66, the Company assumed the rights of the franchise agreement with Hyatt Franchise Corporation. The franchise agreement expires in November 2014 with various early termination provisions and liquidated damages for early termination. The franchise agreement provides a reimbursement of not more than $15,000 for out-of-pocket expenses incurred relating to the granting of the franchise and monthly royalty fees equal to 5.0% of gross room revenue. The franchise agreement also provides for the pro-rata allocation of certain Hyatt "allocable chain expenses". Aggregate Hyatt fees and expenses amounted to $1.3 million for the year ended June 30, 1998 and $398,000 for the period from the Pier 66 acquisition (March 4, 1997) to June 30, 1997. The franchise agreement also requires maintenance of a customary reserve for replacement of furniture, fixtures and equipment equal to 4.0% of gross room revenue. All such cash has been utilized for its required purpose through June 30, 1998.

    Upon the acquisition of Bahia Mar, the Company assumed the rights of a ten-year license agreement with Radisson Hotels International, Inc. ("Radisson"). The terms of the agreement allow the Company to operate Bahia Mar using the Radisson system. Annual fees payable to Radisson pursuant to the agreement equal 5.0% of gross room sales. Fees paid to Radisson pursuant to the license agreement totaled $422,000 for the year ended June 30, 1998 and $134,000 from the date of Bahia Mar's acquisition (March 4, 1997) to June 30, 1997.

(14)   Management Agreements

    The Company is a party to the Pier 66 Management Agreement with Pier 66 Management pursuant to which Pier 66 Management operates Pier 66. The Pier 66 Management Agreement expires in March 2000 and provides for an annual management fee of $500,000.

    The Company is a party to the Bahia Mar Management Agreement with Bahia Mar Management pursuant to which Bahia Mar Management operates Bahia Mar. The Bahia Mar Management Agreement expires in March 2000 and requires annual fees equal to 2.0% of total revenue. Management fees under the Bahia Mar Management Agreement totaled $394,000 and $127,000 for the years ended June 30, 1998 and 1997, respectively, and are included as a component of Selling, general and administrative expenses.

    The Company is also a party to the Edgewater Resort Management Agreement and Arizona Biltmore Management Agreement. The Edgewater Management Agreement expires in October 1999 and requires annual fees equal to 2.0% of total revenue. Management fees under the Edgewater Resort Management Agreement were not material for the period from the date of acquisition through June 30, 1998. The Arizona Biltmore Management Agreement expires in April 2008 and provides for an annual management fee of $1.0 million through April 2001 and $500,000 thereafter.

(15)   Related Party Transactions

    It is the Company's policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those which would be available from unaffiliated parties.

    The Company pays a management fee to Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company's Chairman, equal to 1% of total revenue, excluding all NHL national television revenue, enterprise rights and expansion fees. Such fees totaled approximately $2.9 million, $498,000 and $293,000 for the years ended June 30, 1998, 1997 and 1996, respectively, and are reflected as a component of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

    In August 1994, the Company's Chairman purchased a 50% interest in Leisure Management International, Inc., ("LMI") which manages the Miami Arena pursuant to a management agreement (the "Management Agreement") with Decoma. Under the terms of the Management Agreement, LMI received from Decoma a management fee of $137,000, $120,000 and $109,000 for the years ended June 30, 1998, 1997 and
1996, respectively. The Company has also entered into an agreement with LMI to manage the National Center, which is scheduled to open in October 1998.

    In June 1993, the Company, along with an affiliate, Panthers Investment Venture borrowed $20.0 million bearing interest at LIBOR plus .75% per annum for the purpose of financing a portion of the NHL franchise fee. Following the completion of the IPO, this note was repaid in full. In conjunction with the IPO, the Chairman received in exchange for this note 4,149,710 shares of Class A Common Stock and 255,000 shares of Class B Common Stock. Prior to the IPO, the Company incurred related party interest expense of $1.6 million and $3.4 million for the years ended June 30, 1997 and 1996, respectively.

    On March 4, 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in Pier 66 and Bahia Mar for 8,400,000 shares of Class A Common Stock. Four of the Company's directors collectively received 2,395,205 shares of the Company's Class A Common Stock in connection with the acquisitions.

(16)   Operations by Business Segment

    The Company is a holding company, operating in the United States, with major business operations in the leisure and recreation and entertainment and sports industries. The following table presents financial information relating to the Company's business segments as of and for the years ended June 30 (in 000's):

                                          1998        1997       1996
                                       ---------   ---------  ---------
  Revenue:
     Leisure and recreation.........   $ 252,603   $  17,567  $      --
     Entertainment and sports.......      43,586      36,695     34,087
                                       ---------   ---------  ---------
                                       $ 296,189   $  54,262  $  34,087
                                       =========   =========  =========
  Amortization and depreciation:
     Leisure and recreation.........   $  17,950   $   1,459  $      --
     Entertainment and sports.......       5,168       4,239      9,815
     Corporate......................          37          --         --
                                       ---------   ---------  ---------
                                       $  23,155   $   5,698  $   9,815
                                       =========   =========  =========
  Operating income (loss):
      Leisure and recreation........   $  52,769   $   4,053  $      --
      Entertainment and sports......    ( 17,503)   ( 10,533)   (20,057)
      Corporate.....................    (  9,814)   (  1,899)        --
                                       ---------   ---------  ---------
                                       $  25,452   $(  8,379) $ (20,057)
                                       =========   =========  =========
  Capital expenditures:
      Leisure and recreation........   $  46,892   $     419  $      --
      Entertainment and sports......         530       1,058        140
      Corporate.....................         384          17         --
                                       ---------   ---------  ---------
                                       $  47,806   $   1,494  $     140
                                       =========   =========  =========
  Assets:
      Leisure and recreation........  $1,046,074   $ 533,493  $      --
      Entertainment and sports......      76,441      65,338     47,760
      Corporate.....................       5,692       1,561         --
                                       ---------   ---------  ---------
                                      $1,128,207   $ 600,392  $  47,760
                                      ==========   =========  =========

(17) Quarterly Financial Information (Unaudited) (in thousands except per share data)

                                          First     Second    Third      Fourth
                                         Quarter    Quarter   Quarter    Quarter
                                        --------  ---------  --------  ---------
Revenue......................... 1998  $ 32,949   $ 76,580   $105,752  $ 80,908
                                 1997  $  1,167   $ 14,216   $ 21,754  $ 17,125

Operating income (loss)......... 1998  $( 9,246)  $  4,451   $ 22,306  $  7,941
                                 1997  $( 3,904)  $ (2,556)  $    782  $ (2,701)

Net income (loss)............... 1998  $(12,157)  $  1,161   $ 13,919  $( 1,650)
                                 1997  $( 5,274)  $ (3,525)  $  1,277  $( 2,738)

Basic and diluted income (loss)  1998  $(  0.38)  $   0.03   $   0.39 $ (  0.05)
 per share...................... 1997  $(  1.00)  $ ( 0.37)  $   0.07 $ (  0.10)

(18)   Income Taxes

    There is no current or deferred tax expense for the years ended June 30, 1998, 1997 and 1996. The Company utilized net operating loss carryforwards in 1998 and was in a loss position in 1997 and 1996. The benefits of timing differences have not previously been recorded.

    The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets is set forth below (in 000's):

                                                          1998           1997
                                                       ----------     ----------
                  Deferred tax assets:
                    Federal tax operating loss and
                     general tax credit carryforwards.. $   5,160     $   6,193
                    Deferred revenue...................     2,297            --
                    Depreciation and other.............        --            81

                  Deferred tax liabilities:
                    Depreciation and other.............  (     361)          --
                    Valuation allowance................  (   6,564)     ( 6,274)
                                                       -----------   ----------
                  Net deferred tax assets.............. $      532   $      --
                                                       ===========   ==========

    A reconciliation between the statutory federal income tax expense and the income tax expense at the Company's effective rate for the period ended June 30, 1998 and 1997 is set forth below (in 000's). No reconciliation is necessary for the year ended June 30, 1996 as the Company was organized as a partnership.

                                                       1998           1997
                                                    ---------     ----------
                    Computed expected income tax
                     expense (benefit) based on
                     statutory federal
                     income tax rate............... $     433      $(  3,488)
                    State income taxes, net of
                     federal benefit...............   (   114)       (   873)
                    Non-deductible amortization....       507            165
                    Adjustments relating to business
                      acquisitions.................   ( 1,906)       ( 2,521)
                    Other..........................       259            444
                    Increase in net operating loss
                       carryforwards...............       821          6,273
                                                    ---------      ---------
                   Provision for income taxes       $      --      $      --
                                                    =========      =========

    The Company has available net operating loss carryforwards of approximately $13.1 million for tax purposes to offset future taxable income. The net operating loss carryforwards, if not fully utilized, begin to expire in 2012.

(19)   Employee Benefits

    Certain of the Company's employees are participants in a 401(k) Savings and Retirement Plan (the "401(k)"), a defined contribution plan for non-players. The 401(k) is available to employees over the age of 21 with at least one year of service who work a minimum of 1,000 hours per year. The Company may match a discretionary percentage of the amount contributed by the participant up to a limit of 6% of annual compensation. Employees may contribute up to 10% of their annual compensation. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of plan participation, reaching 100% after five years. The Company did not make any matching contributions during the years ended June 30, 1998, 1997 or 1996.

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

    The Club's NHL hockey players are covered under the NHL Club Pension Plan and Trust (the "Pension Plan") which is administered by the NHL and represents a multi-employer defined contribution plan. The Club's contributions to the Pension Plan totaled $148,000, $157,000 and $180,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

    The Company has commercial insurance coverage to cover employees' (other than players and coaches) health care costs for which employees make partial contributions. Players and coaches are covered under the NHL Medical and Dental Plan administered by the NHL, for which the Company pays 100% of the premiums.

(20)  Subsequent Event

     In August 1998, the Company closed in escrow, subject to receiving certain zoning approvals, on approximately 200 acres of undeveloped land located in Collier County, Florida for $19.7 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

    The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the Company's 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) (1)Financial  Statements of the Company are set forth in Part II, Item
           8.

        (2)All Financial Statement Schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

        (3)Exhibits -- (See Index to Exhibits included elsewhere herein.)

    (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K/A on May 15, 1998 relating to the acquisition of Arizona Biltmore and reporting certain financial information related thereto and Current Report on Form 8-K on April 23, 1998 relating to the acquisition of Edgewater Resort and reporting certain factual information related thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLORIDA PANTHERS HOLDINGS, INC.

August 14, 1998                     By:           /s/ WILLIAM M.PIERCE
                                                      William M. Pierce
                                                      Senior Vice President,
                                                       Treasurer and Chief
                                                       Financial Officer


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

      Signature                            Title                 Date

                                      Chairman of the Board     August 14, 1998
/s/___________________                (Principal Executive
H. Wayne Huizenga                     Officer)

/s/___________________                Vice Chairman and         August 14, 1998
Richard C. Rochon                     President


/s/___________________                Chief Financial           August 14, 1998
William M. Pierce                     Officer,Treasurer
                                      and Senior Vice
                                      President
                                      (Principal Financial
                                      Officer)


/s/___________________                Vice President and        August 14, 1998
Steven M. Dauria                      Corporate Controller
                                      (Principal
                                      Accounting Officer)

/s/___________________                Director                  August 14, 1998
Steven R. Berrard

/s/___________________                Director                  August 14, 1998
Dennis J. Callaghan

/s/___________________                Director                  August 14, 1998
Michael S. Egan

/s/___________________                Director                  August 14, 1998
Chris Evert

/s/___________________                Director                  August 14, 1998
Harris W. Hudson

/s/___________________                Director                  August 14, 1998
George D. Johnson, Jr.

/s/___________________                Director                  August 14, 1998
Henry Latimer

                                  EXHIBIT INDEX


                     Exhibits            Description Of Exhibit
                     --------            ----------------------
                     2.1      -- Exchange Agreement dated October 25,
                              1996 by and between the
                              Company and H. Wayne Huizenga. (1)
                     2.2      -- Purchase Agreement dated October
                              25, 1996 by and between Decoma Investment,
                              Inc. II and Decoma Investment, Inc.
                              III.(1)
                     2.3 -- Partnership Exchange Agreement dated October 25, 1996 by and between
                              Florida Panthers Hockey Club, Ltd. and
                              H. Wayne Huizenga. (1)
                     2.9      -- Amended and  Restated  Contribution
                              and  Exchange  Agreement,  dated as of
                              March 20, 1997,  by and among  Florida
                              Panthers Holdings, Inc., Panthers BRHC
                              Limited,  Boca  Raton  Hotel  and Club
                              Limited  Partnership,  BRMC,  L.P. and
                              BRMC Corporation (4)
                     2.10     --  Merger  Agreement,  dated  July 8,
                              1997,   by  and  among  the   Company,
                              FPH/RHI     Merger    Corp.,     Inc.,
                              ResortHill, Inc. and Gary V. Chensoff. (5)
                     2.11     -- Agreement  and Plan of Merger dated
                              as of  November  17, 1997 by and among
                              the  Company   and  Florida   Panthers
                              Holdings, Inc.,a Delaware corporation.  (4)
                     2.12     -- Contribution and Exchange Agreement
                              dated as of December 19, 1997, by and
                              among Florida Panthers Holdings, Inc.,
                              Wright-Bilt Corp., Biltmore Hotel Partners,
                              AZB Limited Partnership, W&S Realty
                              Investment Group, L.L.C., Samuel Grossman,
                              Charles Carlisle,
                              W. Matthew Crow, AZ Biltmore Hotel Limited
                              Partnership, Southwest Associates, El
                              Camino Associates and the Crow
                              Irrevocable Trust.  (6)
                    4.1       --   Amended   and    Restated    Loan
                              Agreement,  dated June 25, 1997, among
                              Panthers  BRHC   Limited,   the  banks
                              listed on the  signature  page thereto
                              and the Bank of Nova Scotia. (5)
                    10.1      --  Broward   County   Arena   License
                              Agreement,  dated as of June 4,  1996,
                              by and between Florida Panthers Hockey
                              Club, Ltd.,  Arena Operating  Company,
                              Ltd., and Broward County, Florida.
                              (1)
                    10.2 -- Broward County Arena Operating Agreement, dated as of June 4, 1996, by and between Arena Operating Company, Ltd. and
                              Broward County, Florida. (1)
                    10.3 -- Amendment and Clarification to Operating Agreement and License Agreement, dated as of June 4, 1996, by and between Florida Panthers Hockey Club, Ltd.,
                              Arena Operating Company, Ltd. and Broward
                              County, Florida. (1)
                    10.4 -- Broward County Arena Development Agreement, dated as of June 4, 1996, by and between Arena Development
                              Company, Ltd. and Broward County,
                              Florida. (1)
                    10.5 -- Employment Agreement by and between William A. Torrey and the Company. (1)
                    10.6      -- Management Agreement by and between
                              the Company and Huizenga Holdings,
                              Inc. (1)

                    10.7      -- Miami Arena  Contract,  dated as of
                              October 10, 1986,  as amended,  by and
                              between  Miami  Sports and  Exhibition
                              Authority and Decoma Miami Associates,
                              Ltd. (1)
                    10.8      --  First  Amendment  to  Miami  Arena
                              Contract  and  Agreement,  dated as of
                              December  13,  1990,  by  and  between
                              Miami Sports and Exhibition  Authority
                              and Decoma Miami Associates, Ltd. (1)
                    10.9      -- Arena Management  Agreement,  dated
                              as of October 10, 1986, by and between
                              Decoma Venture and Facility Management
                              and Marketing  (predecessor to Leisure
                              Management International). (1)
                    10.10     -- 1996 Stock Option Plan. (1)
                    10.11     -- Concession  Agreement,  dated as of
                              April  4,  1995,  as  amended,  by and
                              between City of Coral Springs, Florida
                              and Can Am Investment Group, Inc. (2)
                    10.12     -- Assignment of Concession Agreement,
                              dated as of January 31, 1997, by and
                              between Coral Springs Ice, Ltd. and
                              Florida Panthers Holdings, Inc. (2)
                    10.13     -- Hotel Management Agreement(Pier 66),
                              by and between 2301 SE 17th St., Ltd.
                              and Rahn Pier Mgt., Inc. (3)
                    10.14     -- Hotel Management Agreement (Bahia Mar),
                              by and between 2301 Rahn Bahia Mar, Ltd.
                              and Rahn Bahia Mar Mgmt., Inc. (4)
                    21.1      -- Subsidiaries of the Company
                    23.1      -- Consent of Arthur Andersen LLP
                    24.1      -- Powers of Attorney (included as part
                              of the signature page of this Annual Report
                              on Form 10-K.
                    27.1      -- 1998 Financial Data Schedule (for SEC use only)
----------
     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 -- SEC File No. 333-12191
     (2) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 18, 1997 -- SEC File No. 0-21435
     (3)  Incorporated  by  reference  to  the  Company's   Definitive   Consent
          Solicitation Statement filed on March 4, 1997 -- SEC File No.
          0-21435
     (4) Incorporated by reference to the Company's Registration Statement on Form S-4 -- SEC File 333-28951
     (5) Incorporated by reference to the Company's Registration Statement on Form S-1 -- SEC File No. 333-30925
     (6) Incorporated by reference to the Company's Current Report on Form 8-K Filed on March 5, 1998, as amended by the Company's Current Report on Form 8-K/A filed on May 15, 1998 - SEC File No. 1-13173
     (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 -- SEC File No. 1-13173