Form 10-Q
period 1998-09-30
FLORIDA PANTHERS HOLDINGS INC
filed 1998-11-12
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


                                   (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____________ to ____________

                         Commission file number: 1-13173

                         FLORIDA PANTHERS HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                          65-0676005
          (State of Incorporation)               (I.R.S. Employer
                                                Identification No.)

              450 East Las Olas Boulevard                 33301
              Fort Lauderdale, Florida                  (Zip Code)
        (Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (954) 712-1300

      Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report: Not Applicable

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 1998, there were 34,890,358 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

Part I - Financial Information

Item 1.  Financial Statements

                         FLORIDA PANTHERS HOLDINGS, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      September 30,   June 30,
                                                         1998           1998
                                                      -------------   ---------
                              ASSETS

Current assets:
  Cash and cash equivalents...........................  $  11,466     $  37,228
  Restricted cash.....................................     34,234        29,296
  Accounts receivable, net............................     31,540        28,574
  Inventory...........................................      7,269         6,499
  Current portion of Premier Club notes receivable....      4,068         4,089
  Other current assets................................      9,321         5,496
                                                        ---------     ---------
          Total current assets........................     97,898       111,182
Property and equipment, net...........................    999,927       959,214
Intangible assets, net................................     36,216        36,926
Long-term portion of Premier Club notes
  receivable, net ....................................      7,670         7,828
Other assets..........................................     19,389        13,057
                                                       ----------    ----------
         Total assets................................  $1,161,100    $1,128,207
                                                       ==========    ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses...............  $  45,716     $  41,326
  Current portion of deferred revenue.................     68,108        35,114
  Short-term debt.....................................    317,750       318,250
  Current portion of long-term debt...................      4,804         4,540
  Other current liabilities...........................      7,882         3,866
                                                        ---------     ---------
          Total current liabilities...................    444,260       403,096
Long-term debt........................................    228,310       217,836
Premier Club refundable membership fees...............     64,317        65,046
Other non-current liabilities.........................     11,711         9,826
Minority interest.....................................      2,016         1,892
Shareholders' equity:
 Class A Common Stock, $.01 par value, 100,000,000
   shares authorized and 34,890,358 and 34,888,358
   shares issued and outstanding at September 30, 1998
   and June 30, 1998, respectively....................       349           349
 Class B Common Stock, $.01 par value, 10,000,000 shares
    authorized and 255,000 shares issued and outstanding
    at September 30, 1998 and June 30, 1998..........          3             3
 Contributed capital ................................    432,131       432,110
 Accumulated deficit.................................  (  21,997)    (   1,951)
                                                      -----------   -----------
         Total shareholders' equity .................    410,486       430,511
                                                      -----------   -----------
         Total liabilities and shareholders' equity.. $1,161,100    $1,128,207
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended September 30,
                      (In thousands, except per share data)


                                                              1998       1997
Revenue:                                                   ---------  ---------
  Leisure and recreation.................................  $  48,639  $  30,287
  Entertainment and sports...............................      3,639      2,662
                                                           ---------  ---------
          Total revenue..................................     52,278     32,949

Operating expenses:
  Cost of leisure and recreation services................     27,557     17,568
  Cost of entertainment and sports services..............      3,425      3,338
  Selling, general and administrative expenses...........     23,402     17,442
  Amortization and depreciation..........................      7,479      3,847
                                                           ---------  ---------
          Total operating expenses.......................     61,863     42,195
                                                           ---------  ---------
Operating loss...........................................   (  9,585)  (  9,246)
Interest and other income................................        437        465
Interest and other expense...............................   ( 10,663)  (  3,288)
Minority interest........................................   (    235)  (     88)
                                                           ---------- ----------
Net loss.................................................  $ (20,046) $( 12,157)
                                                           ========== ==========

Net loss per share - basic and diluted...................  $(   0.57) $(   0.38)
                                                           ========== ==========

Shares used in computing net loss per share -
  basic and diluted......................................     35,145     32,000
                                                           ==========  =========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Months Ended September 30,
                                 (In thousands)

                                                          1998         1997
Operating activities:                                 -----------  -----------
  Net loss .........................................  $(  20,046)  $(  12,157)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Amortization and depreciation...................       7,479        3,847
    Income applicable to minority interest..........         235           88
Changes in operating assets and liabilities
 (excluding the effects of business acquisitions):
    Accounts receivable.............................   (   2,966)  (       35)
    Other assets....................................   (  10,799)       2,730
    Accounts payable and accrued expenses...........       4,390   (    3,001)
    Deferred revenue and other liabilities..........      38,166       24,061
                                                      ----------   ----------
          Net cash provided by operating activities.      16,459       15,533

Investing activities:
  Cash acquired in business acquisitions............         --        12,476
  Cash used in business acquisitions................         --     (  75,508)
  Capital expenditures..............................   (  52,369)   (  11,418)
                                                       ----------   ----------
          Net cash used in investing activities.....   (  52,369)   (  74,450)
                                                       ----------   ----------
Financing activities:
  Net proceeds from the sale of common stock........          --      108,763
  Borrowings under credit facilities................      31,800           --
  Payments on long-term debt and other credit
    facilities......................................  (   21,562)   (  35,000)
  Proceeds from exercise of stock options...........          21           --
  Distribution to minority interests................  (      111)   (     159)
                                                      -----------  -----------
          Net cash provided by financing activities.      10,148       73,604
                                                       ----------   ----------
          Increase (decrease) in cash and cash
             equivalents............................   (  25,762)      14,687
  Cash and cash equivalents, at beginning of period.      37,228       13,709
                                                       ----------   ----------
  Cash and cash equivalents, at end of period.......   $  11,466    $  28,396
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

In the opinion of management, the financial information furnished in this report reflects all adjustments necessary for a fair presentation of the results for the interim period. The adjustments consist of normal recurring accruals. The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2.    Organization

The Company is a holding company with subsidiaries currently operating in two business segments: (1) leisure and recreation and (2)entertainment and sports.

The leisure and recreation business consists of the ownership of the Boca Raton Resort and Club, the Arizona Biltmore Hotel, the Registry Hotel at Pelican Bay, the Edgewater Beach Hotel, the Hyatt Regency Pier 66 Hotel and Marina, the Radisson Bahia Mar Resort and Yachting Center and newly redesigned Grande Oaks Golf Club (formerly known as Rolling Hills Golf Club).

The entertainment and sports business consists of the Florida Panthers Hockey Club (the "Panthers"), arena development, arena management and ice skating rink operations. The Company's arena development and management operations recently completed development of the National Car Rental Center, a new multi-purpose state-of-the-art entertainment and sports complex. In addition to serving as home to the Panthers in the 1998-99 season, the National Car Rental Center showcases other spectator sports and entertainment events, and provides a centrally located site for meetings and conferences.

Item 2. Management's Discussion and Analysis of Finanacial Condition and Results Of Operations

This report may not contain all the information that is important to you. This section should be read together with the Annual Report on Form 10-K because the Form 10-K provides substantially greater detail.

Results of Operations

Business Segment Information

Business segment operating data, along with costs and expenses expressed as a percentage of the related business segment revenue, is set forth below (in 000's).



                                      Three Months Ended September 30,
                                 ---------------------------------------
                                    1998        %      1997         %
Revenue:                         ---------      ---  ---------      ---
Leisure and recreation.........  $ 48,639       93% $ 30,287        92%
Entertainment and sports.......     3,639        7%    2,662         8%
                                  --------           --------
          Total revenue........    52,278      100%   32,949       100%
Operating Expenses:
Cost of services:
  Leisure and recreation.......    27,557       57%   17,568        58%
  Entertainment and sports.....     3,425       94%    3,338       125%
Selling, general and
  administrative expenses:
  Leisure and recreation.......    19,169       39%   13,732        45%
  Entertainment and sports.....     2,422       67%    2,093        79%
  Corporate....................     1,811              1,617
Amortization and depreciation:
  Leisure and recreation.......     6,534       13%    2,867        10%
  Entertainment and sports.....       913       25%      980        37%
  Corporate                            32                 --
                                  --------           --------
Total operating expenses.......    61,863      118%   42,195       128%
                                  --------           --------

          Operating loss.......  $ (9,585)          $ (9,246)
                                 =========          =========

EBITDA:
  Leisure and recreation.......  $  2,234           $(   811)
  Entertainment and sports.....   ( 2,142)           ( 2,688)
  Corporate....................   ( 1,761)           ( 1,435)
                                ----------         ----------
    Total...................... $ ( 1,669)           $(4,934)
                                ==========         ==========


Adjusted EBITDA:
  Leisure and recreation....... $   3,445          $(    811)
  Entertainment and sports.....   ( 2,142)          (  2,688)
  Corporate....................   ( 1,761)          (  1,435)
                                ----------         ----------
    Total...................... $ (   458)         $(  4,934)
                                ==========         ==========


Seasonality

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its gross revenue and net earnings. Peak season at the resorts extends from January through April, while the regular hockey season for the Panthers commences in October and ends in April.

Consolidated Results of Operations

The Company's operating loss amounted to $9.6 million and $9.2 million for the three months ended September 30, 1998 and 1997, respectively. Higher amortization and depreciation on a larger resort portfolio during the three months ended September 30, 1998, more than offset the improvements in profit margins for these same periods. Additional information relating to the operating results for each business segment is set forth below.

Leisure and Recreation

Variations in leisure and recreation operating results between September 30, 1998 and 1997 were largely due to acquisitions. The Company purchased (1) a 68% ownership interest in the Registry Hotel at Pelican Bay in August 1997 (and acquired the remaining interests by July 1998), (2) the Arizona Biltmore Hotel in March 1998 and (3) the Edgewater Beach Hotel in April 1998.

Revenue

Leisure and recreation revenue totaled $48.6 million and $30.3 million for the three months ended September 30, 1998 and 1997, respectively. Approximately 62% of 1998 revenue and 67% of 1997 revenue was derived from non-room sources such as food and beverage sales, yachting and marina revenue, club memberships, retail and other resort amenities. Management expects leisure and recreation revenue for the three months ended December 31, 1998 and March 31, 1999 to be higher than the just concluded quarter because the properties will be entering their peak season of operations.

Operating Expenses

Cost of leisure and recreation services totaled $27.6 million or 57% of revenue for the three months ended September 30, 1998, compared to $17.6 million or 58% of revenue for the three months ended September 30, 1997. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $19.2 million or 39% of revenue for the three months ended September 30, 1998, compared to $13.7 million or 45% of revenue for the three months ended September 30, 1997. S,G&A as a percent of revenue improved because the Boca Raton Resort and Club held its S,G&A flat for each period, while revenue increased $5.1 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. S,G&A primarily consisted of various fixed, indirect costs, including utility and property costs, real estate taxes, insurance, management and franchise agreement fees and administrative salaries.

Amortization and depreciation expense associated with the leisure and recreation business totaled $6.5 million for the three months ended September 30, 1998, compared to $2.9 million for the three months ended September 30, 1997. The increase was primarily due to a full quarter of depreciation for the Registry Hotel at Pelican Bay as well as depreciation for the recently acquired Arizona Biltmore Hotel and Edgewater Beach Hotel.

Entertainment and Sports

Revenue

Entertainment and sports business revenue amounted to $3.6 million and $2.7 million for the three months ended September 30, 1998 and 1997, respectively. The primary component of the entertainment and sports business is the Panthers and arena operations. Revenue and direct expenses associated with the team are recorded over the regular hockey season. Therefore, the majority of revenue is reported during the three-month periods ended December 31 and March 31. Should the Panthers participate in the playoffs, additional revenue and expenses will be recorded during the three-month period ended June 30. The increase in revenue during the three months ended September 30, 1998 was derived from the Company's ownership interests in arena operations.

Operating Expenses

Cost of entertainment and sports services totaled $3.4 million or 94% of revenue for the three months ended September 30, 1998, compared to $3.3 million or 125% of revenue for the three months ended September 30, 1997. S,G&A of the entertainment and sports business totaled $2.4 million or 67% of revenue for the three months ended September 30, 1998, compared to $2.1 million or 79% of revenue for the three months ended September 30, 1997. While cost of services and S,G&A remained relatively flat in amount, these expenses decreased as a percent of revenue because of an increase in revenue derived from the Company's ownership interests in arena operations. Amortization and depreciation expense associated with the entertainment and sports business totaled $913,000 and $980,000 for the three months ended September 30, 1998 and 1997, respectively. These expenses include amortization of Panthers' player's salaries and a National Hockey League franchise fee that was paid in 1993 when the expansion franchise was granted.

Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $1.8 million and $1.6 million for the three months ended September 30, 1998 and 1997, respectively.

Interest and Other Income

Interest and other income primarily include interest earned on cash and cash equivalents and on Premier Club notes receivable. Interest and other income totaled $437,000 and $465,000 for the three months ended September 30, 1998 and 1997, respectively.

Interest Expense

Interest expense totaled $10.7 million and $3.3 million for the three months ended September 30, 1998 and 1997, respectively. The increase was the result of higher debt levels assumed or originated in connection with the acquisitions of resorts. The Company's debt increased to $550.9 million at September 30, 1998, from $151.1 million at September 30, 1997.

Minority Interest

Minority interest totaled $235,000 and $88,000 during the three months ended September 30, 1998 and 1997, respectively. The increase in minority interest expense follows higher operating income from Decoma, the majority-owned subsidiary that manages the Miami Arena.

EBITDA

EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and minority interest. Management and certain investors use EBITDA and Adjusted EBITDA (see below) as indicators of the Company's historical ability to service debt. Management believes that an increase in EBITDA and Adjusted EBITDA are indicators of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (1) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (2) cash flows from operating, investing and financing activities (as determined by GAAP) and is susceptible to varying calculations. EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

EBITDA improved to $(1.7) million for the three months ended September 30, 1998 from $(4.9) million for the three months ended September 30, 1997. The improvement in EBITDA was the result of an increase in revenue and better profit margins during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

Adjusted EBITDA

Adjusted EBITDA represents EBITDA plus the annual change in net deferred income from the Premier Club at the Boca Raton Resort and Club. The Premier Club currently requires a non-refundable initial membership fee of $45,000 and annual social dues starting at $2,300. Members of the Premier Club have unlimited access to the Boca Raton Resort and Club grounds and recreational facilities, which are otherwise restricted to resort guests. Membership fees are recorded as revenue over the estimated life of the membership. Unrecognized Premier Club amounts are reflected as deferred revenue on the Consolidated Balance Sheets. Adjusted EBITDA improved to $(458,000) for the three months ended September 30, 1998 from $(4.9) million for the three months ended September 30, 1997. The improvement was primarily due to the increase in revenue and better profit margins during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $11.5 million at September 30, 1998, from $37.2 million at June 30, 1998. The major components of the change are discussed below.

Cash Provided By Operating Activities

Cash provided by operating activities totaled $16.5 million and $15.5 million during the three months ended September 30, 1998 and 1997, respectively. Because of acquisitions, the Company received more cash flow from the core operations of its resorts during the three months ended September 30, 1998. The increase in cash flow from the resorts was substantially offset by additional interest paid during the three months ended September 30, 1998.

Cash Used in Investing Activities

Cash used in investing activities amounted to $52.4 million and $74.5 million during the three months ended September 30, 1998 and 1997, respectively.

The Company did not acquire any businesses during the three months ended September 30, 1998. During the three months ended September 30, 1997, the Company spent $63.0 million (net of cash acquired) on the acquisition of its initial 68% ownership interest in the Registry Hotel at Pelican Bay.

Capital expenditures increased by $41.0 million, to $52.4 million during the three months ended September 30, 1998 from $11.4 million during the three months ended September 30, 1997. The Company spent about $29.7 million on the acquisition of land in Naples and Plantation, Florida during the three months ended September 30, 1998. The Company plans to use the parcels to construct additional recreational amenities that would be available to guests of its Naples' and Fort Lauderdale resorts. Other capital spending during the three months ended September 30, 1998 related to continued development and construction at Grande Oaks Golf Club, continued construction of the 122 guest room addition at the Arizona Biltmore Hotel and other recurring furniture, fixture and equipment maintenance at the resorts. During the three months ended September 30, 1997, an expansion program was underway at the Boca Raton Resort and Club. The expansion included an 18 court tennis club (that added to the existing 12 courts located in a separate complex), a new Bates designed championship golf course and a new 140,000 square foot conference center.

Under covenants contained in a senior note secured by the Boca Raton Resort and Club, the Company is required to deposit excess operating cash into reserve accounts which are accumulated and restricted to support future debt service, facility expansion, furniture, fixture and equipment replacement and real estate tax payments. Additionally, loan and/or management agreements for certain other resorts require the maintenance of customary capital expenditure reserve funds for the replacement of assets. These reserve funds are classified as restricted cash on the Consolidated Balance Sheets.

Cash Provided By Financing Activities

Cash provided by financing activities amounted to $10.1 million and $73.6 million during the three months ended September 30, 1998 and 1997, respectively. The Company received $10.2 million in borrowings, net of repayments, under credit facilities during the three months ended September 30, 1998. During the three months ended September 30, 1997, the Company received $108.8 million of net proceeds from the underwritten public offering of Class A Common Stock, $.01 par value, partially offset by the repayment of $35.0 million of debt.

Capital Resources

Management  believes  the Company can  continue to obtain  sufficient  financial
resources  to  support  ongoing   operations.

The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include revenue from (1) room rentals, food and beverage sales, retail sales, golf, tennis and marina services and conference services at the resorts, (2) Premier Club memberships at the Boca Raton Resort and Club and (2) ticket, broadcasting, sponsorship and other revenue derived from ownership of the Panthers. The primary external sources of liquidity have been the issuance of equity securities and borrowing under term loans and lines-of-credit.

The Company's short-term debt, which matures in December 1998, consists of a bridge loan in the amount of $218.0 million and a note payable for $99.8 million originated in connection with the acquisition of the Arizona Biltmore Hotel. Management is currently reviewing financing alternatives, including extending the bridge loan or encumbering certain of the resort and sports assets to raise capital and retire its currently outstanding short-term indebtedness.

Financial Condition

Significant changes in balance sheet data from June 30, 1998 to September 30, 1998 are discussed below.

Restricted Cash

Restricted cash increased to $34.2 million at September 30, 1998 from $29.3 million at June 30, 1998. Restricted cash increased primarily because the Company collected monies in its capacity as the operator of the National Car Rental Center.

Property and Equipment

Property and equipment increased to $999.9 million at September 30, 1998 from $959.2 million at June 30, 1998. The Company spent about $29.7 million on the acquisition of land in Naples and Plantation, Florida. Other capital spending during the three months ended September 30, 1998 related to continued development and construction at Grande Oaks Golf Club, continued construction of the 122 guest room addition at the Arizona Biltmore Hotel and other recurring furniture, fixture and equipment maintenance at the resorts.

Other Assets

Other assets increased to $19.4 million at September 30, 1998 from $13.1 million at June 30, 1998. Most of the increase relates to payment of signing bonuses to Panther players. Signing bonuses are capitalized and amortized over the life of a player's contract.

Current Portion of Deferred Revenue

Current portion of deferred revenue increased to $68.1 million at September 30, 1998 from $35.1 million at June 30, 1998. Approximately $24.0 million of the increase relates to deposits for advance suite and seat sales at the National Car Rental Center. Additionally, approximately $7.3 million of the increase related to receipts of membership fees and annual dues of the Premier Club at the Boca Raton Resort and Club. The membership fees are recognized as revenue over the estimated life of the membership. The annual dues will be recognized as revenue ratably over the membership year, which commenced on October 1.

Long-Term Debt

Long-term debt increased to $228.3 million at September 30, 1998 from $217.8 million at June 30, 1998. The increase occurred because the Company borrowed under its $35 million credit facility.

Year 2000

The Year 2000 issue relates to whether computer systems will properly recognize and process information for dates in and after the year 2000. Systems unable to adequately process dates beyond the year 1999 could fail or produce erroneous results if they are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue.

The Company has reviewed all software and hardware used internally in its support systems to determine whether such software and hardware is Year 2000 compliant. Most of the Company's software is Year 2000 compliant. Management expects to have the remaining Year 2000 compliant systems in place by December 31, 1998. Management also intends to implement and test these Year 2000 solutions prior to any anticipated impact of the Year 2000 issue on the Company's systems. To date, the Company has incurred costs of less than $100,000 in its Year 2000-compliance program. Management does not believe that the aggregate cost for fully addressing the Year 2000 issue will be material. Management cannot predict the effect of the Year 2000 issue on entities with which the Company transacts business, and cannot assure the Company's stockholders that the effect of the Year 2000 issue on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations. Management is formulating a contingency plan with respect to entities with which the Company does business.

Forward Looking Statements

Some of the information in this report may contain forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors noted in this section, including certain known and unknown risks and uncertainties, could cause the Company's actual results to differ materially from those contained in any forward looking statement.

These risk factors include, among others, the Company's ability to obtain financing on acceptable terms to meet operating expenses and finance its growth, competition in the Company's principal businesses, the Company's ability to integrate and successfully operate acquired businesses and the risks associated with these businesses, the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations, the Company's limited history of operations in the leisure and recreation business, the Company's dependence on key personnel and the Company's ability to properly assess and capitalize on future business opportunities.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable.

Part II - Other Information

Item 1.  Legal Proceedings

         There has been no material change in the status of legal proceedings as described under Item 3., Part I to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Number            Description

         27.1              Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FLORIDA PANTHERS HOLDINGS, INC.


Date:    November 12, 1998            By:WILLIAM M. PIERCE
                                         William M. Pierce
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                      By:STEVEN M. DAURIA
                                         Steven M. Dauria
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)