Form 10-Q
period 1998-12-31
FLORIDA PANTHERS HOLDINGS INC
filed 1999-02-12
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended December 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from _________ to _________

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 12, 1999, there were 34,890,358 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

Part I - Financial Information

Item 1.  Financial Statements

                         FLORIDA PANTHERS HOLDINGS, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                         December 31,  June 30,
                                                            1998         1998
                                                        ------------- ----------
                               ASSETS

Current assets:
  Cash and cash equivalents............................  $  12,884     $  37,228
  Restricted cash......................................     24,790        29,296
  Accounts receivable, net.............................     31,821        28,574
  Inventory............................................      7,812         6,499
  Current portion of Premier Club notes receivable.....      3,986         4,089
  Other current assets.................................     14,760         5,496
                                                        ----------    ----------
          Total current assets.........................     96,053       111,182
Property and equipment, net............................  1,008,288       959,214
Intangible assets, net.................................     81,027        36,926
Long-term portion of Premier Club notes receivable,net.      7,714         7,828
Other assets...........................................     21,545        13,057
                                                        ----------    ----------
         Total assets.................................. $1,214,627    $1,128,207
                                                        ==========    ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses................  $  45,387     $  41,326
  Current portion of deferred revenue..................     58,955        35,114
  Short-term debt......................................    329,690       318,250
  Current portion of long-term debt....................     21,998         4,540
  Other current liabilities............................      6,406         3,866
                                                         ---------     ---------
          Total current liabilities....................    462,436       403,096
Long-term debt.........................................    255,338       217,836
Premier Club refundable membership fees................     63,864        65,046
Other non-current liabilities..........................     11,561         9,826
Minority interest......................................      1,957         1,892
Shareholders' equity:
  Class A  Common  Stock,  $.01  par  value,  100,000,000
    shares  authorized  and  34,890,358  and  34,888,358
    shares issued and outstanding at December 31, 1998 and
    June 30, 1998,respectively.........................        349           349
  Class B Common Stock, $.01 par value, 10,000,000 shares
    authorized and 255,000 shares issued and outstanding at
    December 31, 1998 and June 30, 1998................          3             3
  Contributed capital .................................    432,130       432,110
  Accumulated deficit..................................(    13,011)   (   1,951)
                                                        ----------    ----------
          Total shareholders' equity ..................    419,471       430,511
                                                        ----------    ----------
          Total liabilities and shareholders' equity... $1,214,627    $1,128,207
                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months Ended December 31,
                      (In thousands, except per share data)


                                                               1998       1997
                                                           ---------  ----------

Revenue:
  Leisure and recreation.................................  $  80,233  $  58,093
  Entertainment and sports...............................     24,816     18,487
                                                           ---------  ---------
          Total revenue..................................    105,049     76,580

Operating expenses:
  Cost of leisure and recreation services................     35,485     25,900
  Cost of entertainment and sports services..............     18,736     18,239
  Selling, general and administrative expenses...........     22,824     22,922
  Amortization and depreciation..........................      7,552      5,068
                                                           ---------  ---------
          Total operating expenses.......................     84,597     72,129
                                                           ---------  ---------
Operating income.........................................     20,452      4,451
Interest and other income................................      1,033        853
Interest and other expense...............................    (12,554)  (  3,375)
Minority interest........................................         55   (    768)
                                                           ---------  ---------
Net income...............................................  $   8,986  $   1,161
                                                           =========  =========

Net income per share - basic and diluted.................  $    0.26  $    0.03
                                                           =========  =========

Shares used in computing net income per share - basic....     35,145     35,104
                                                           =========  =========

Shares used in computing net income per share - diluted..     35,145     35,602
                                                           =========  =========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Six Months Ended December 31,
                      (In thousands, except per share data)


                                                              1998       1997
                                                           ---------  ---------
Revenue:
  Leisure and recreation.................................  $ 128,872  $  88,380
  Entertainment and sports...............................     28,455     21,149
                                                           ---------  ---------
          Total revenue..................................    157,327    109,529

Operating expenses:
  Cost of leisure and recreation services................     63,042     43,468
  Cost of entertainment and sports services..............     22,161     21,577
  Selling, general and administrative expenses...........     46,226     40,364
  Amortization and depreciation..........................     15,031      8,915
                                                           ---------  ---------
          Total operating expenses.......................    146,460    114,324
                                                           ---------  ---------
Operating income (loss)..................................     10,867   (  4,795)
Interest and other income................................      1,470      1,318
Interest and other expense...............................    (23,217)  (  6,663)
Minority interest........................................    (   180)  (    856)
                                                           ---------- ---------
Net loss.................................................  $ (11,060) $( 10,996)
                                                           ========== =========

Net loss per share - basic and diluted...................  $ (  0.31) $(   0.33)
                                                           =========  =========

Shares used in computing net loss per
  share - basic and diluted..............................     35,145     33,552
                                                           =========  =========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six Months Ended December 31,
                                 (In thousands)

                                                          1998         1997
                                                      -----------  -----------
Operating activities:
  Net loss .........................................  $(  11,060)  $(  10,996)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Amortization and depreciation..................      15,031        8,915
     Income applicable to minority interests........         180          856
Changes in operating assets and liabilities
 (excluding the effects of business acquisitions):
     Accounts receivable............................   (   3,247)   (   9,892)
     Other assets...................................   (   8,333)      20,243
     Accounts payable and accrued expenses..........       4,061    (   5,346)
     Deferred revenue and other liabilities.........      26,934       22,509
                                                      ----------   ----------
          Net cash provided by operating activities.      23,566       26,289
                                                      ----------   ----------
Investing activities:
  Cash acquired in business acquisitions............           -       12,476
  Cash used in business acquisitions................           -    (  83,534)
  Acquisition of additional interest in
    consolidated subsidiary.........................           -    (  12,082)
  Restricted cash...................................       4,506    (   9,901)
  Capital expenditures..............................   (  61,781)   (  30,518)
                                                      -----------   ----------
          Net cash used in investing activities.....   (  57,275)    (123,559)
                                                      -----------   ----------
Financing activities:
  Net proceeds from the sale of common stock........           -      108,760
  Borrowings under credit facilities, net of
    financing costs paid............................     131,838       22,800
  Payments on long-term debt and other credit
    facilities......................................   ( 122,378)   (  35,000)
  Proceeds from exercise of stock options...........          20           74
  Distribution to minority interests................   (     115)   (     206)
                                                      -----------  -----------
          Net cash provided by financing activities.       9,365       96,428
                                                      -----------  -----------
          Decrease in cash and cash equivalents.....   (  24,344)   (     842)
Cash and cash equivalents, at beginning of period...      37,228       13,709
                                                      ----------   -----------
Cash and cash equivalents, at end of period.........  $   12,884   $   12,867
                                                      ===========  ===========

Supplemental schedule of non-cash operating, investing and financing activities:


Issuance of note payable in connection with
 acquisition......................................... $   45,287   $        -
                                                      ===========  ===========

Reduction in other assets in connection with
 acquisition of additional interest in units of
 consolidated subsidiary............................. $        -   $    1,474
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the financial information furnished in this report reflects all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim period. The results of operations for the six-month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2.    Organization

The Company is a holding company with subsidiaries currently operating in two business segments: (1) leisure and recreation and (2) entertainment and sports. The leisure and recreation business consists of the ownership of the Boca Raton Resort and Club, the Arizona Biltmore Hotel, the Registry Hotel at Pelican Bay, the Edgewater Beach Hotel, the Hyatt Regency Pier 66 Hotel and Marina, the Radisson Bahia Mar Resort and Yachting Center and newly redesigned Grande Oaks Golf Club (formerly known as Rolling Hills Golf Club).

The entertainment and sports business consists of the Florida Panthers Hockey Club (the "Panthers"), arena development, arena management and ice skating rink operations. The Company's arena development operations recently completed construction of the National Car Rental Center, a new multi-purpose state-of-the-art entertainment and sports complex. In addition to serving as home to the Panthers during the 1998-99 season, the National Car Rental Center showcases other spectator entertainment and sports events, and provides a centrally located site for meetings and conferences.

3.    Earnings (Loss) Per Common Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" during fiscal 1998. This statement supersedes APB No. 15 and replaces primary and fully diluted earnings per share with a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income (loss) divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. Options were antidilutive during the 1998 periods and during the six months ended December 31, 1997 and, therefore, have been excluded. The following table sets forth weighted average shares used to compute basic and diluted earnings per share (in 000's):

                                          Three Months Ended    Six Months Ended
                                             December 31,         December 31,
                                        -------------------- -------------------
                                            1998       1997      1998      1997
                                           ------     ------    ------    ------
Basic weighted average shares
 outstanding..................             35,145     35,104    35,145    33,552
Stock options.................                 --        498        --        --
                                           ------     ------    ------    ------
Diluted weighted average shares
 outstanding..................             35,145     35,602    35,145    33,552
                                           ======     ======    ======    ======

                         FLORIDA PANTHERS HOLDINGS, INC.

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

4.    Recent Developments

In connection with the acquisition of the Arizona Biltmore Hotel in March 1998, the Company agreed to pay up to $50.0 million to the sellers conditioned upon their satisfactory execution of certain developmental plans. The plans were delivered to the Company in acceptable form in December 1998. The $50.0 million note has no stated interest rate and, accordingly, is presented net of an unamortized discount of $4.7 million on the Consolidated Balance Sheet. A corresponding increase of $45.3 million is also reflected as a component of intangible assets. The effective interest rate on the note is 8.8%. The $50.0 million is payable at the election of the seller, either in cash or in shares of the Company's Class A Common Stock, par value $.01 per share, ("Class A Common Stock") in three equal annual installments commencing in April 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report may not contain all the information that is important to you. This section should be read together with the Annual Report on Form 10-K because the Form 10-K provides substantially greater detail.

Results of Operations

Business Segment Information

Business segment operating data, along with costs and expenses expressed as a percentage of the related business segment revenue, is set forth below (in 000's). Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

                                  For the Three Months Ended December 31,      For the Six Months Ended December 31,
                                 ----------------------------------------      --------------------------------------
                                    1998        %         1997        %           1998        %       1997        %
                                 --------      ----    --------      ----      --------      ----  --------      ----
Revenue:
Leisure and recreation.........  $ 80,233       76%    $ 58,093       76%      $128,872       82%  $ 88,380       81%
Entertainment and sports.......    24,816       24%      18,487       24%        28,455       18%    21,149       19%
                                 --------      ----    --------      ----      --------      ----   -------
          Total revenue........   105,049      100%      76,580      100%       157,327      100%   109,529      100%
Operating Expenses:
Cost of services:
  Leisure and recreation.......    35,485       44%      25,900       45%        63,042       49%    43,468       49%
  Entertainment and sports.....    18,736       76%      18,239       99%        22,161       78%    21,577      102%
Selling, general and
 administrative expenses:
  Leisure and recreation.......    18,040       22%      17,966       31%        37,209       29%    31,698       36%
  Entertainment and sports.....     2,490       10%       2,781       15%         4,912       17%     4,874       23%
  Corporate....................     2,294                 2,175                   4,105               3,792
Amortization and depreciation:
  Leisure and recreation.......     6,833        9%       4,026        7%        13,367       10%     6,893        8%
  Entertainment and sports.....       691        3%       1,042        6%         1,604        6%     2,022       10%
  Corporate                            28                    --                      60                  --
                                  -------      ----    --------      ----      --------      ----  --------      ----
                                   84,597       81%      72,129       94%       146,460       93%   114,324      104%
                                  -------      ----    --------      ----      --------      ----  --------      ----
                                  $20,452       19%       4,451        6%        10,867        7%  (  4,795)     (4)%
                                  =======      ====    ========      ====      ========      ====  ========      ====
EBITDA:
  Leisure and recreation.......  $ 27,687              $ 14,994                $  29,921          $  14,185
  Entertainment and sports.....     3,613              (  2,473)                   1,471            ( 5,161)
  Corporate....................  (  2,264)             (  2,150)                 ( 4,025)           ( 3,585)
                                 --------              --------                ---------          ---------
  Total........................  $ 29,036              $ 10,371                $  27,367          $   5,439
                                 ========              ========                =========          =========
Adjusted EBITDA:
  Leisure and recreation.......  $ 30,235              $ 14,994                $  33,644         $   14,185
  Entertainment and sports.....     3,613              (  2,473)                   1,471            ( 5,161)
  Corporate....................  (  2,264)             (  2,150)                 ( 4,025)           ( 3,585)
                                 --------              --------                ---------         ----------
  Total........................  $ 31,584              $ 10,371                $  31,090         $    5,439
                                 ========              ========                =========         ==========

Seasonality

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its gross revenue and net earnings. Peak season at the resorts extends from January through April, while the regular hockey season for the Panthers commences in October and ends in April. Approximately 70% of annual revenue has historically been earned during the second and third fiscal quarters.

Consolidated Results of Operations

Operating income amounted to $20.5 million and $4.5 million for the three months ended December 31, 1998 and 1997, respectively. Operating income totaled $10.9 million for the six months ended December 31, 1998,compared to an operating loss of $4.8 million for the six months ended December 31, 1997. Higher revenue during the three and six months ended December 31, 1998, together with better profit margins, led to the improvement in operating results. Additional information relating to the operating results for each business segment is set forth below.

Leisure and Recreation

Improvements in leisure and recreation operating results between December 31, 1998 and 1997 were largely due to acquisitions. The Company purchased (1) a 68% ownership interest in the Registry Hotel at Pelican Bay in August 1997 (and acquired the remaining interests by July 1998), (2) the Arizona Biltmore Hotel in March 1998 and (3) the Edgewater Beach Hotel in April 1998.

Revenue

Leisure and recreation revenue totaled $80.2 million and $58.1 million for the three months ended December 31, 1998 and 1997, respectively, and $128.9 million and $88.4 million for the six months ended December 31, 1998 and 1997, respectively. As indicated above, the increase in revenue for the 1998 periods was largely due to acquisitions. In addition, the average daily rate ("ADR") for the Company's resort portfolio increased to $158 for the six months ended December 31, 1998,from $137 for the six months ended December 31, 1997. Similar improvements in ADR were experienced during the three months ended December 31, 1998,compared to the three months ended December 31, 1997. The improvement in ADR was partially offset by a decrease in the average occupancy rate for the three and six months ended December 31, 1998. Accordingly, revenue per available room increased to $97 for the six months ended December 31, 1998, from $89 for the six months ended December 31, 1997.

Approximately 60% of 1998 and 1997 revenue were derived from non-room sources such as food and beverage sales, yachting and marina revenue, club memberships, retail and other resort amenities. Management expects leisure and recreation revenue for the three months ended March 31, 1999 to be higher than the just concluded quarter because the properties will be entering their peak season of operations.

Operating Expenses

Cost of leisure and recreation services totaled $35.5 million or 44% of revenue for the three months ended December 31, 1998, compared to $25.9 million or 45% of revenue for the three months ended December 31, 1997. Cost of leisure and recreation services totaled $63.0 million or 49% of revenue for the six months ended December 31, 1998, compared to $43.5 million or 49% of revenue for the six months ended December 31, 1997. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $18.0 million or 22% of revenue for the three months ended December 31, 1998, compared to $18.0 million or 31% of revenue for the three months ended December 31, 1997. S,G&A of the leisure and recreation business totaled $37.2 million or 29% of revenue for the six months ended December 31, 1998, compared to $31.7 million or 36% of revenue for the six months ended December 31, 1997. S,G&A as a percent of revenue improved for the 1998 periods primarily because of certain cost efficiencies associated with consolidated marketing efforts as well as reduced overhead for such items as insurance and professional fees. S,G&A primarily consisted of various fixed, indirect costs, including utility and property costs, real estate taxes, insurance, management and franchise agreement fees and administrative salaries and expenses.

Amortization and depreciation expense associated with the leisure and recreation business totaled $6.8 million for the three months ended December 31, 1998, compared to $4.0 million for the three months ended December 31, 1997. Amortization and depreciation expense amounted to $13.4 million and $6.9 million for the six months ended December 31, 1998 and 1997, respectively. The increase was primarily due to full 1998 periods of depreciation for the Registry Hotel at Pelican Bay as well as depreciation for the recently acquired Arizona Biltmore Hotel and Edgewater Beach Hotel.

Entertainment and Sports

Improvements in entertainment and sports operating results between December 31, 1998 and 1997 were primarily attributable to the Panthers move from the Miami

Arena to the newly constructed National Car Rental Center. Additional revenue sources available at the National Car Rental Center accounted for an increase in operating income of approximately $6.5 million during the six months ended December 31, 1998, compared to the six months ended December 31, 1997.

Revenue

Entertainment and sports business revenue amounted to $24.8 million and $18.5 million for the three months ended December 31, 1998 and 1997, respectively, and $28.5 million and $21.1 million for the six months ended December 31, 1998 and 1997, respectively. The primary components of the entertainment and sports business are the Panthers and arena operations. Revenue and direct expenses associated with the team are recorded over the regular hockey season. Therefore, the majority of revenue is reported during the three-month periods ended December 31 and March 31. Should the Panthers participate in the playoffs, additional revenue and expenses will be recorded during the three-month period ended June 30. The increase in revenue during the three and six months ended December 31, 1998 was derived primarily from the National Car Rental Center where the Panthers serve as primary tenants. Management expects arena revenue for the ensuing quarter ending March 31, 1999 to be higher than the comparable quarter of the prior year due to its favorable tenant and management agreement with the National Car Rental Center.

Operating Expenses

Cost of entertainment and sports services totaled $18.7 million or 76% of revenue for the three months ended December 31, 1998, compared to $18.2 million or 99% of revenue for the three months ended December 31, 1997. Cost of entertainment and sports services totaled $22.2 million or 78% of revenue for the six months ended December 31, 1998, compared to $21.6 million or 102% of revenue for the six months ended December 31, 1997. S,G&A of the entertainment and sports business totaled $2.5 million or 10% of revenue for the three months ended December 31, 1998, compared to $2.7 million or 15% of revenue for the three months ended December 31, 1997. S,G&A of the entertainment and sports business totaled $4.9 million or 17% of revenue for the six months ended December 31, 1998, compared to $4.9 million or 23% of revenue for the six months ended December 31, 1997. While cost of services and S,G&A remained relatively flat in amounts, these expenses decreased as a percent of revenue because of an increase in revenue derived from the Company's ownership interests in arena operations.

Amortization and depreciation expense associated with the entertainment and sports business totaled $691,000 and $1.0 million for the three months ended December 31, 1998 and 1997, respectively, and $1.6 million and $2.0 million for the six months ended December 31, 1998 and 1997, respectively. These expenses include amortization of Panthers' player's salaries and a National Hockey League franchise fee that was paid in 1993 when the expansion franchise was granted. A portion of the National Hockey League franchise fee has been fully amortized and, accordingly, amortization expense decreased for the 1998 periods.

Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $2.3 million and $2.2 million for the three months ended December 31, 1998 and 1997, respectively, and $4.1 million and $3.8 million for the six months ended December 31, 1998 and 1997, respectively.

Interest and Other Income

Interest and other income primarily include interest earned on cash and cash equivalents and on Premier Club notes receivable. Interest and other income totaled $1.0 million and $853,000 for the three months ended December 31, 1998 and 1997, respectively, and $1.5 million and $1.3 million for the six months ended December 31, 1998 and 1997, respectively.

Interest Expense

Interest expense totaled $12.6 million and $3.4 million for the three months ended December 31, 1998 and 1997, respectively, and $23.2 million and $6.7 million for the six months ended December 31, 1998 and 1997, respectively. The increase was the result of higher debt levels assumed or originated in connection with the acquisitions of resorts coupled with higher weighted average borrowing costs. The Company's debt increased to $607.0 million at December 31, 1998, from $173.9 million at December 31, 1997.

Minority Interest

Minority interest totaled $(55,000) and $768,000 during the three months ended December 31, 1998 and 1997, respectively, and $180,000 and 856,000 during the six months ended December 31, 1998 and 1997, respectively. The decrease in minority interest expense is primarily the result of the Company owning all units of Registry Resort during the 1998 periods.

EBITDA

EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and minority interest. EBITDA improved to $29.0 million for the three months ended December 31, 1998,from $10.4 million for the three months ended December 31, 1997. EBITDA amounted to $27.4 million and $5.4 million for the six months ended December 31, 1998 and 1997, respectively. The improvement in EBITDA was the result of an increase in revenue, partly due to acquisitions, and better profit margins during 1998 periods versus the 1997 periods.

Management and certain investors use EBITDA and Adjusted EBITDA (see below) as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (1) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (2) cash flows from operating, investing and financing activities (as determined by GAAP) and is susceptible to varying calculations. See Consolidated Statements of Cash Flows included under
Part I, Item 1. EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA

Adjusted EBITDA represents EBITDA plus the annual change in net deferred income from the Premier Club at the Boca Raton Resort and Club. The Premier Club currently requires a non-refundable initial membership fee of $45,000 and annual social dues starting at $2,300. Members of the Premier Club have unlimited access to the Boca Raton Resort and Club grounds and recreational facilities, which are otherwise restricted to resort guests. Initial membership fees are recorded as revenue over the estimated life of the membership. Unrecognized Premier Club amounts are reflected as deferred revenue on the Consolidated Balance Sheets. Adjusted EBITDA improved to $31.6 million for the three months ended December 31, 1998,from $10.4 million for the three months ended December 31, 1997. Adjusted EBITDA amounted to $31.1 million and $5.4 million for the six months ended December 31, 1998 and 1997, respectively. The improvement in adjusted EBITDA was the result of an increase in revenue (including deferred Premier Club revenue) and better profit margins during 1998 periods versus the 1997 periods.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $12.9 million at December 31, 1998, from $37.2 million at June 30, 1998. The major components of the change are discussed below.

Cash Provided By Operating Activities

Cash provided by operating activities totaled $23.6 million and $26.3 million during the six months ended December 31, 1998 and 1997, respectively. The decrease in cash provided by operating activities during the six months ended December 31,1998 was primarily the result of the payment of certain amounts in connection with the construction of the National Car Rental Center.

Cash Used in Investing Activities

Cash used in investing activities amounted to $57.3 million and $123.6 million during the six months ended December 31, 1998 and 1997, respectively.

The Company did not acquire any businesses during the six months ended December 31, 1998. During the six months ended December 31, 1997, the Company spent $63.0 million (net of cash acquired) on the acquisition of its initial 68% ownership interest in the Registry Hotel at Pelican Bay, $12.1 million on the acquisition of additional units of Registry Resort and $8.0 million on the acquisition of Grande Oaks Golf Club.

Capital expenditures increased by $31.3 million, to $61.8 million during the six months ended December 31, 1998,from $30.5 million during the six months ended December 31, 1997. The Company spent about $31.0 million on the acquisition of land in Naples and Plantation, Florida during the six months ended December 31, 1998. The Company plans to use the parcels to construct additional recreational amenities that would be available to guests of its Naples' and Fort Lauderdale resorts. Other capital spending during the six months ended December 31, 1998 related to continued development and construction at Grande Oaks Golf Club, continued construction of the 122 guest room addition at the Arizona Biltmore Hotel and other recurring furniture, fixture and equipment maintenance at the resorts. During the six months ended December 31, 1997, an expansion program was nearing completion at the Boca Raton Resort and Club. This expansion included an 18 court tennis club (that added to the existing 12 courts located in a separate complex), a new Bates designed championship golf course and a new 140,000 square foot conference center.

Under covenants contained in a senior note secured by the Boca Raton Resort and Club, the Company is required to deposit excess operating cash generated by the resort into reserve accounts which are accumulated and restricted to support future debt service, facility expansion, furniture, fixture and equipment replacement and real estate tax payments. Additionally, loan and/or management agreements for certain other resorts require the maintenance of customary capital expenditure reserve funds for the replacement of assets. These reserve funds are classified as restricted cash on the Consolidated Balance Sheets. Restricted cash decreased by $4.5 million during the six months ended December 31, 1998, compared to an increase of $9.9 million during the six months ended December 31, 1997. During the six months ended December 31, 1998, the decrease in restricted cash was primarily the result of the release of funds pursuant to the terms of the senior note secured by the Boca Raton Resort and Club. No funds were available for distribution during the six months ended December 31, 1997 because the Boca Raton Resort and Club was undergoing an expansion program.

Cash Provided By Financing Activities

Cash provided by financing activities amounted to $9.4 million and $96.4 million during the six months ended December 31, 1998 and 1997, respectively. The Company received $9.5 million in borrowings, net of repayments and net of financing costs paid, under credit facilities during the six months ended December 31, 1998. During the six months ended December 31, 1997, the Company received $108.8 million of net proceeds from the underwritten public offering of Class A Common Stock, partially offset by net repayments on indebtedness of $12.2 million.

Capital Resources

Management believes the Company can continue to obtain sufficient financial resources to support ongoing operations.

The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include revenue from (1) room rentals, food and beverage sales, retail sales and golf, tennis, marina and conference services at the resorts, (2) Premier Club memberships at the Boca Raton Resort and Club and (2) ticket, broadcasting, sponsorship and other revenue derived from ownership of the Panthers. The primary external sources of liquidity have been the issuance of equity securities and borrowing under term loans and lines-of-credit.

Management is currently reviewing long-term financing alternatives, including issuing private debt securities, encumbering certain of the resort and sports assets, issuing equity securities or divestiture of certain assets to raise capital and retire its currently outstanding short-term indebtedness. No assurances can be given that such financing can obtained on terms acceptable to the Company, if at all.

Financial Condition

Significant changes in balance sheet data from June 30, 1998 to December 31, 1998 are discussed below.

Restricted Cash

Restricted cash decreased to $24.8 million at December 31, 1998,from $29.3 million at June 30, 1998. Restricted cash decreased at December 31, 1998 primarily because funds were released from restricted accounts pursuant to the terms of the senior note secured by the Boca Raton Resort and Club.

Other Current Assets

Other current assets increased to $14.8 million at December 31, 1998,from $5.5 million at June 30, 1998. The increase in other current assets at December 31, 1998 primarily represents financing costs paid in connection with the origination and extension of credit facilities. Such amounts are being amortized over the estimated life of the related indebtedness using the straight-line method, which approximates the interest method.

Property and Equipment

Property and equipment increased to $1.0 billion at December 31, 1998,from $959.2 million at June 30, 1998. The Company spent about $31.0 million on the acquisition of land in Naples and Plantation, Florida. Other capital spending during the six months ended December 31, 1998 related to continued development and construction at Grande Oaks Golf Club, continued construction of the 122 guest room addition at the Arizona Biltmore Hotel and other recurring furniture, fixture and equipment maintenance at the resorts.

Other Assets

Other assets increased to $21.5 million at December 31, 1998,from $13.1 million at June 30, 1998. A portion of the increase relates to payment of signing bonuses to Panther players. Signing bonuses are capitalized and amortized over the life of a player's contract. In addition, the Company paid approximately $3.9 million in connection with the construction of the National Car Rental Center.

Intangible Assets

In connection with the acquisition of the Arizona Biltmore Hotel in March 1998, the Company agreed to pay up to $50.0 million to the sellers conditioned upon their satisfactory execution of certain developmental plans. The plans were delivered to the Company in acceptable form in December 1998. The $50.0 million note has no stated interest rate and, accordingly, is presented net of an unamortized discount of $4.7 million on the Consolidated Balance Sheet. A corresponding increase of $45.3 million is also reflected as a component of intangible assets. The effective interest rate on the note is 8.8%. The $50.0 million is payable at the election of the seller, either in cash or in shares of the Company's Class A Common Stock in three equal annual installments commencing in April 1999.

Current Portion of Deferred Revenue

Current portion of deferred revenue increased to $59.0 million at December 31, 1998,from $35.1 million at June 30, 1998. Approximately $13.4 million of the increase related to deposits for advance suite and seat sales at the National Car Rental Center. Additionally, approximately $6.8 million of the increase related to receipts of advance deposits on room rentals and membership fees and annual dues of the Premier Club at the Boca Raton Resort and Club.

Short-Term Debt

Short-term debt increased to $329.7 million at December 31, 1998,from $318.3 million at June 30, 1998. Most of the increase related to fully borrowing under a new $10 million unsecured credit facility, which matures in June 1999. The interest rate charged under the facility is LIBOR plus .50%. Certain of the Company's short-term debt instruments are guaranteed by the Company's Chairman of the Board.

Long-Term Debt

Long-term debt increased to $255.3 million at December 31, 1998,from $217.8 million at June 30, 1998. The increase occurred partially because the Company borrowed the remaining available balance under its $35.0 million credit facility. These borrowings were partially offset by principal repayments on indebtedness secured by the Boca Raton Resort and Club and the Arizona Biltmore Hotel. In addition, a note payable to the sellers of the Arizona Biltmore was originated. See Note 4 to the Consolidated Financial Statements included under
Part I, Item 1.

Year 2000

The Company has completed an assessment relative to the modification or replacement of portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is also in the process of identifying and reviewing its non-information technology systems with respect to Year 2000 ("Y2K") issues. In addition, communication with third parties has been initiated to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Y2K issues. As of December 31, 1998 the Company had spent approximately $100,000 on Y2K issues. The Y2K project is scheduled to be completed by June 30, 1999 and the total cost is expected not to exceed $500,000. Management believes that modifications to existing software and conversions to new software will not pose significant operational problems for computer systems.

Management also believes, that upon remediation of the Company's business software applications, as well as other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Y2K issue could have a material adverse impact on the Company's operations including, but not limited to, delays in delivery of products from third party vendors, increased operating costs, loss of customers or suppliers, or other significant disruptions to the business. The Company has initiated comprehensive contingency and business continuation plans which are expected to be in place in early 1999 in order to ensure enough time for implementation of such plans, if necessary and thus possibly avoid such risks.

Forward Looking Statements

Some of the information in this report may contain forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors include certain known and unknown risks and uncertainties, and could cause the Company's actual results to differ materially from those contained in any forward looking statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             Not Applicable.

Part II - Other Information

Item 1.  Legal Proceedings

         There has been no material change in the status of legal proceedings as described under Part I, Item 3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on November 17, 1998, the shareholders voted to elect the directors named in the proxy materials dated September 28, 1998. The results of the voting were as follows:

                                        Withheld/
                            For          Abstain      Non-Vote       Total (1)
                       -------------   ----------    ---------     -------------
 Steven R. Berrard     2,573,331,597      125,831    9,176,629     2,582,634,057
 Dennis J. Callaghan   2,573,349,578      107,850    9,176,629     2,582,634,057
 Michael S. Egan       2,573,351,447      105,981    9,176,629     2,582,634,057
 Chris Evert           2,572,239,386    1,218,042    9,176,629     2,582,634,057
 Harris W. Hudson      2,573,350,962      106,466    9,176,629     2,582,634,057
 H. Wayne Huizenga     2,573,350,640      106,788    9,176,629     2,582,634,057
 George D. Johnson, Jr.2,573,351,594      105,834    9,176,629     2,582,634,057
 Henry Latimer         2,573,373,857       83,571    9,176,629     2,582,634,057
 Richard C. Rochon     2,573,351,497      105,931    9,176,629     2,582,634,057


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


Date:    February 12, 1999            By:WILLIAM M PIERCE
                                         William M. Pierce
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                      By:STEVEN M. DAURIA
                                         Steven M. Dauria
                                         Vice President and Corporate Controller
                                        (Principal Accounting Officer)