Form 10-Q
period 1999-03-31
FLORIDA PANTHERS HOLDINGS INC
filed 1999-05-14
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1999

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 13, 1999, there were 40,551,370 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

Part I - Financial Information

Item 1.  Financial Statements

                         FLORIDA PANTHERS HOLDINGS, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                         March 31,     June 30,
                                                            1999          1998
                                                         ---------     ---------
                        ASSETS

Current assets:
  Cash and cash equivalents............................. $  14,336     $  37,228
  Restricted cash.......................................    29,559        29,296
  Accounts receivable, net..............................    47,054        28,574
  Inventory.............................................     7,916         6,499
  Current portion of Premier Club notes receivable......     3,870         4,089
  Other current assets..................................    10,357         5,496
          Total current assets..........................   113,092       111,182
Property and equipment, net............................. 1,013,799       959,214
Intangible assets, net..................................    80,383        36,926
Long-term portion of Premier Club notes receivable, net.     7,181         7,828
Other assets............................................    19,676        13,057
                                                        ----------    ----------
         Total assets...................................$1,234,131    $1,128,207
                                                        ==========    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses................. $  57,948     $  41,326
  Current portion of deferred revenue...................    34,313        35,114
  Short-term debt.......................................   348,555       318,250
  Current portion of long-term debt.....................     5,850         4,540
  Other current liabilities.............................     4,131         3,866
                                                         ---------     ---------
          Total current liabilities.....................   450,797       403,096
Long-term debt..........................................   219,614       217,836
Premier Club refundable membership fees.................    63,413        65,046
Other non-current liabilities...........................    12,602         9,826
Minority interest.......................................     2,070         1,892
Shareholders' equity:
  Class A  Common  Stock,  $.01  par  value,  100,000,000
   shares  authorized  and  38,912,919  and  34,888,358
   shares issued and outstanding at March 31, 1999 and
   June 30, 1998, respectively..........................       389           349
  Class B Common Stock, $.01 par value, 10,000,000 shares
   authorized and 255,000 shares issued and outstanding
   at March 31, 1999 and June 30, 1998.................          3             3
Contributed capital ...................................    472,226       432,110
Retained earnings (accumulated deficit)................     13,017    (   1,951)
                                                        ----------    ----------
          Total shareholders' equity ..................    485,635       430,511
                                                        ----------    ----------
          Total liabilities and shareholders' equity... $1,234,131    $1,128,207
                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                      (In thousands, except per share data)


                                                              1999       1998
                                                           ---------   --------
 Revenue:
   Leisure and recreation................................  $ 113,426   $ 92,281
   Entertainment and sports..............................     28,862     13,471
                                                           ---------   --------
           Total revenue.................................    142,288    105,752

Operating expenses:
  Cost of leisure and recreation services................     40,720     32,831
  Cost of entertainment and sports services..............     22,133     18,218
  Selling, general and administrative expenses...........     28,024     25,859
  Amortization and depreciation..........................      8,156      6,538
                                                            --------    -------
           Total operating expenses......................     99,033     83,446

Operating income.........................................     43,255     22,306
Interest and other income................................        286        366
Interest and other expense...............................    (17,399)    (7,865)
Minority interest........................................    (   114)    (  887)
                                                           ---------   --------
Net income...............................................  $  26,028   $ 13,920
                                                           =========   ========

Net income per share - basic ............................  $    0.70   $   0.40
                                                           =========   ========

Net income per share - diluted...........................  $    0.70   $   0.39
                                                           =========   ========

Shares used in computing net income per share - basic....     37,022     35,118
                                                           =========   ========

Shares used in computing net income per share - diluted..     37,061     35,788
                                                           =========   ========


          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Nine Months Ended March 31,
                      (In thousands, except per share data)


                                                              1999       1998
                                                           ---------   --------
Revenue:
  Leisure and recreation.................................  $ 242,298   $180,661
  Entertainment and sports...............................     57,317     34,620
                                                           ---------   --------
          Total revenue..................................    299,615    215,281

Operating expenses:
  Cost of leisure and recreation services................    103,762     76,299
  Cost of entertainment and sports services..............     44,294     39,795
  Selling, general and administrative expenses...........     74,250     66,223
  Amortization and depreciation..........................     23,187     15,453
                                                           ---------   --------
          Total operating expenses.......................    245,493    197,770
Operating income ........................................     54,122     17,511
Interest and other income................................      1,756      1,683
Interest and other expense...............................    (40,616)   (14,528)
Minority interest........................................    (   294)   ( 1,743)
                                                           ---------    -------
Net income...............................................  $  14,968    $ 2,923
                                                           =========    =======

Net income per share - basic ............................  $    0.42    $  0.09
                                                           =========    =======

Net income per share - diluted.............. ............     $ 0.42    $  0.08
                                                           =========    =======

Shares used in computing net income per share - basic....     35,762     34,067
                                                           =========    =======

Shares used in computing net income per share - diluted..     35,924     34,474
                                                           =========    =======

          See accompanying notes to consolidated financial statements.

                         FLORIDA PANTHERS HOLDINGS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended March 31,
                                 (In thousands)


                                                         1999         1998
                                                      ----------   ---------
Operating activities:
  Net income .......................................   $  14,968   $   2,923
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization and depreciation..................      23,187      15,453
     Income applicable to minority interests........         294       1,743
     Changes in operating assets and liabilities
      (excluding the effects of business acquisitions):
     Accounts receivable............................    ( 18,480)  (   9,730)
     Other assets...................................       1,219   (     658)
     Accounts payable and accrued expenses..........      16,622   (   1,603)
     Deferred revenue and other liabilities.........         607       6,862
                                                       ---------   ---------
          Net cash provided by operating activities.      38,417      14,990

Investing activities:
  Cash acquired in business acquisitions............           -      12,999
  Cash used in business acquisitions................           -    (201,535)
  Acquisition of additional interest in
   consolidated subsidiary..........................           -    ( 27,423)
  Restricted cash...................................    (    263)      9,922
  Capital expenditures..............................    ( 75,634)   ( 46,430)
                                                       ---------   ---------
          Net cash used in investing activities.....    ( 75,897)   (252,467)

Financing activities:
  Net proceeds from the sale of common stock........      40,136     108,764
  Borrowings under credit facilities, net of
   financing costs paid.............................     152,802     221,216
  Payments on long-term debt and other credit
   facilities.......................................    (178,255)   ( 76,205)
  Proceeds from exercise of stock options...........          20         360
  Distribution to minority interests................    (    115)   (     96)
                                                       ---------   ---------
          Net cash provided by financing activities.      14,588     254,039
                                                       ---------   ---------
          Increase (decrease) in cash and cash
            equivalents.............................    ( 22,892)     16,562
Cash and cash equivalents, at beginning of period...      37,228      13,709
                                                       ---------   ---------
Cash and cash equivalents, at end of period.........   $  14,336   $  30,271
                                                       =========   =========

Supplemental schedule of non-cash operating, investing and financing activities:

Issuance of note payable in connection with
 acquisition........................................   $  45,287   $       -
                                                       =========   =========

Reduction in other assets in connection with
 acquisition of  additional interest in units of
 consolidated subsidiary............................   $       -   $   4,190
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

In the opinion of management, the financial information furnished in this report reflects all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim period. The results of operations for the nine-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2.    Organization

The Company is a holding company with subsidiaries currently operating in two business segments: (1) leisure and recreation and (2) entertainment and sports. The leisure and recreation business consists of the ownership of the Boca Raton Resort and Club, the Arizona Biltmore Hotel, the Registry Hotel at Pelican Bay, the Edgewater Beach Hotel, the Hyatt Regency Pier 66 Hotel and Marina, the Radisson Bahia Mar Resort and Yachting Center and the newly redesigned Grande Oaks Golf Club (formerly known as Rolling Hills Golf Club).

The entertainment and sports business consists of the Florida Panthers Hockey Club (the "Panthers"), arena management and ice skating rink operations. The Company's arena management operations oversee the National Car Rental Center, a new multi-purpose state-of-the-art entertainment and sports complex. In addition to serving as home to the Panthers during the 1998-99 season, the National Car Rental Center showcases other spectator entertainment and sports events, and provides a centrally located site for meetings and conferences.

3.    Earnings Per Common Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" during the fiscal year ended June 30, 1998. This statement supersedes APB No. 15 and replaces primary and fully diluted earnings per share with a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. The following table sets forth weighted average shares used to compute basic and diluted earnings per share (in 000's):


                                            Three Months Ended Nine Months Ended
                                                March 31,           March 31,
                                              --------------    ----------------
                                               1999    1998      1999      1998
                                              ------  ------    ------    ------
Basic weighted average shares outstanding.... 37,022   35,118   35,762    34,067

Stock options................................     39      670      162       407
                                              ------   ------   ------    ------
Diluted weighted average shares outstanding.. 37,061   35,788   35,924    34,474
                                              ======   ======   ======    ======


                         FLORIDA PANTHERS HOLDINGS, INC.

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

4.    Business Combinations

In connection with the acquisition of the Arizona Biltmore Hotel in March 1998, the Company agreed to pay up to $50.0 million to the sellers conditioned upon their satisfactory execution of certain developmental plans. The plans were delivered to the Company in acceptable form in December 1998. The note has no stated interest rate and, accordingly, is presented net of an unamortized discount of $4.7 million on the Consolidated Balance Sheet. The effective interest rate on the note is 8.8%. The first installment on the note in the amount of $16.7 million was paid in March 1999. The balance is payable in two equal annual installments commencing in April 2000 at the election of the seller, either in cash or in shares of the Company's Class A Common Stock, par value $.01 per share, (the "Class A Common Stock").

5.    Income Taxes

There is no income tax expense for the three and nine-month periods presented because the Company utilized net operating loss carryforwards. The tax benefit related to net operating loss carryforwards has been fully reserved through a valuation allowance. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

6.    Common Stock Offering

On February 18, 1999, the Company completed a private placement of 4,022,561 shares of Class A Common Stock at $10.25 per share which raised net proceeds of approximately $40.1 million. A portion of the net proceeds were used to repay short-term indebtedness.

7.    Subsequent Events

On April 6, 1999, the Company consummated the sale of 1,575,621 shares of Class A Common Stock at a price of $10.25 per share, pursuant to a rights offering which expired on March 31, 1999. The rights offering resulted in net proceeds of approximately $15.7 million. A portion of the net proceeds were used to repay short-term indebtedness.

On April 21, 1999, the Company issued $340.0 million in aggregate principal amount of 9 7/8% senior subordinated notes, due 2009, in a private placement offering pursuant to Rule 144A under the Securities Act of 1933. The net proceeds from the offering of approximately $328.3 million, after payment of selling commissions and discounts, and other expenses of the offering, were used to repay short-term and long-term indebtedness.

On April 21, 1999, the Company also closed on a new three-year $146.0 million secured revolving line-of-credit with a syndicate of financial institutions. The initial borrowing under the credit facility totaled $41.8 million. Borrowings under the facility will bear interest at a variable rate, currently equal to LIBOR plus 3.0%.

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

                                  For the Three Months Ended March 31,           For the Nine Months Ended March 31,
                                -----------------------------------------      ----------------------------------------
                                   1999        %         1998        %           1999        %       1998        %
                                ---------    ------    --------     ----       --------     ----   --------     -----
Revenue:
Leisure and recreation.........  $113,426       80%    $ 92,281       87%      $242,298       81%  $180,661       84%
Entertainment and sports.......    28,862       20%      13,471       13%        57,317       19%    34,620       16%
                                 --------              --------                --------            --------
          Total revenue........   142,288      100%     105,752      100%       299,615      100%   215,281      100%

Operating Expenses:
Cost of services:
  Leisure and recreation.......    40,720       36%      32,831       36%       103,762       43%    76,299       42%
  Entertainment and sports.....    22,133       77%      18,218      135%        44,294       77%    39,795      115%
Selling, general and
 administrative expenses:
  Leisure and recreation.......    22,607       20%      19,954       22%        59,816       25%    51,037       28%
  Entertainment and sports.....     2,697        9%       2,755       20%         7,609       13%     7,629       22%
  Corporate....................     2,720                 3,150                   6,825               7,557
Amortization and depreciation:
  Leisure and recreation.......     7,420        7%       5,365        6%        20,787        9%    12,258        7%
  Entertainment and sports.....       708        2%       1,156        9%         2,312        4%     3,178        9%
  Corporate                            28                    17                      88                  17
Total operating expenses.......    99,033       70%      83,446       79%       245,493       82%   197,770       92%
                                 --------              --------                --------            --------
          Operating income ....  $ 43,255       30%    $ 22,306       21%      $ 54,122       18%  $ 17,511        8%
                                 ========              ========                ========            ========
EBITDA:
  Leisure and recreation.......  $ 50,306              $ 39,758                $ 80,227            $ 54,555
  Entertainment and sports.....     4,057              (  7,457)                  5,528             (12,618)
  Corporate....................  (  2,666)             (  3,091)                  6,690)            ( 7,291)
                                 --------              --------                --------            --------
  Total........................  $ 51,697              $ 29,210                $ 79,065            $ 34,646
                                 ========              ========                ========            ========
Adjusted EBITDA:
  Leisure and recreation.......  $ 50,918              $ 39,758                $ 84,562            $ 54,555
  Entertainment and sports.....     4,057              (  7,457)                  5,528             (12,618)
  Corporate.................... (   2,666)             (  3,091)                ( 6,690)            ( 7,291)
                                 --------              --------                --------            --------
  Total........................  $ 52,309              $ 29,210                $ 83,400            $ 34,646
                                 ========              ========                ========            ========

Seasonality

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its gross revenue and net earnings. Peak season at the resorts extends from January through April, while the regular hockey season for the Panthers commences in October and ends in April. Approximately 70% of annual revenue have historically been recognized during the second and third fiscal quarters.

Consolidated Results of Operations

Operating income amounted to $43.3 million and $22.3 million for the three months ended March 31, 1999 and 1998, respectively. Operating income totaled $54.1 million and $17.5 million for the nine months ended March 31, 1999 and 1998, respectively. Higher revenue during the three and nine months ended March 31, 1999, together with better profit margins, led to the improvement in operating results. Additional information relating to the operating results for each business segment is set forth below.

Leisure and Recreation

Improvements in leisure and recreation operating results between the three and nine months ended March 31, 1999 and March 31,1998 were partly due to acquisitions. The Company purchased (1) a 68% ownership interest in the Registry Hotel at Pelican Bay in August 1997 (and acquired the remaining interests by July 1998), (2) the Arizona Biltmore Hotel in March 1998 and (3) the Edgewater Beach Hotel in April 1998. In addition, the average daily rate ("ADR") and revenue per available room ("REVPAR") for the Company's resort portfolio increased during the three and nine months ended March 31, 1999 over the prior year periods. Non-room revenue also increased during the 1999 periods from 1998.


Revenue

Leisure and recreation revenue totaled $113.4 million and $92.3 million for the three months ended March 31, 1999 and 1998, respectively, and $242.3 million and $180.7 million for the nine months ended March 31, 1999 and 1998, respectively. The ADR for the Company's resort portfolio increased to $279 for the three months ended March 31, 1999, from $263 for the three months ended March 31, 1998. The ADR for the Company's resort portfolio increased to $206 for the nine months ended March 31, 1999, from $193 for the nine months ended March 31, 1998. The improvement in ADR was partially offset by a decrease in the average occupancy rate for the three and nine months ended March 31, 1999. Accordingly, REVPAR increased to $219 for the three months ended March 31, 1999, from $208 for the three months ended March 31, 1998. REVPAR increased to $137 for the nine months ended March 31, 1999, from $132 for the nine months ended March 31, 1998. More than 50% of three and nine month revenue for each year was derived from non-room sources such as food and beverage sales, yachting and marina revenue, club memberships, retail and other resort amenities. Non-room revenue for the three and nine months ended March 31, 1999 increased to $57.4 million and $192.7 million, respectively, compared to $48.5 million and $102.0 million, respectively, for the three and nine months ended March 31, 1998. The increase was primarily due to acquisitions.

Operating Expenses

Cost of leisure and recreation services totaled $40.7 million or 36% of revenue for the three months ended March 31, 1999, compared to $32.8 million or 36% of revenue for the three months ended March 31, 1998. Cost of leisure and recreation services totaled $103.8 million or 43% of revenue for the nine months ended March 31, 1999, compared to $76.3 million or 42% of revenue for the nine months ended March 31, 1998. Cost of leisure and recreation services, which was relatively proportionate with revenue for each period, primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $22.6 million or 20% of revenue for the three months ended March 31, 1999, compared to $20.0 million or 22% of revenue for the three months ended March 31, 1998. S,G&A of the leisure and recreation business totaled $59.8 million or 25% of revenue for the nine months ended March 31, 1999, compared to $51.0 million or 28% of revenue for the nine months ended March 31, 1998. S,G&A as a percent of revenue improved for the 1999 periods primarily because of certain cost efficiencies associated with consolidated marketing efforts, as well as reduced overhead for such items as insurance and professional fees. S,G&A primarily consisted of various fixed, indirect costs, including utility and property costs, real estate taxes, insurance, management and franchise agreement fees and administrative salaries and expenses.

Amortization and depreciation expense associated with the leisure and recreation business totaled $7.4 million for the three months ended March 31, 1999, compared to $5.4 million for the three months ended March 31, 1998. Amortization and depreciation expense amounted to $20.8 million and $12.3 million for the nine months ended March 31, 1999 and 1998, respectively. The increase was primarily due to full 1999 periods of depreciation for the Registry Hotel at Pelican Bay, Arizona Biltmore Hotel and Edgewater Beach Hotel which were acquired during the prior fiscal year.

Entertainment and Sports

Improvements in entertainment and sports operating results for the three and nine months ended March 31, 1999 versus March 31, 1998 were primarily attributable to the Panthers move from the Miami Arena to the newly constructed National Car Rental Center. Additional revenue sources available at the National Car Rental Center accounted for an increase in operating income of approximately $8.2 million and $14.8 million during the three and nine months ended March 31, 1999, respectively, over the three and nine months ended March 31, 1998.

Revenue

Entertainment and sports business revenue amounted to $28.9 million and $13.5 million for the three months ended March 31, 1999 and 1998, respectively, and $57.3 million and $34.6 million for the nine months ended March 31, 1999 and 1998, respectively. The primary components of the entertainment and sports business are the Panthers and arena operations. Revenue and direct expenses associated with the team are recorded over the regular hockey season. Therefore, the majority of revenue is reported during the three-month periods ended December 31 and March 31. The increase in revenue during the three and nine months ended March 31, 1999 was derived primarily from the National Car Rental Center where the Panthers serve as primary tenants.

Operating Expenses

Cost of entertainment and sports services totaled $22.1 million or 77% of revenue for the three months ended March 31, 1999, compared to $18.2 million or 135% of revenue for the three months ended March 31, 1998. Cost of entertainment and sports services totaled $44.3 million or 77% of revenue for the nine months ended March 31, 1999, compared to $39.8 million or 115% of revenue for the nine months ended March 31, 1998. S,G&A of the entertainment and sports business totaled $2.7 million or 9% of revenue for the three months ended March 31, 1999, compared to $2.8 million or 20% of revenue for the three months ended March 31, 1998. S,G&A of the entertainment and sports business totaled $7.6 million or 13% of revenue for the nine months ended March 31, 1999, compared to $7.6 million or 22% of revenue for the nine months ended March 31, 1998. Cost of services and S,G&A decreased as a percent of revenue because of an increase in revenue derived from the Company's ownership interests in arena operations.

Amortization and depreciation expense associated with the entertainment and sports business totaled $708,000 and $1.2 million for the three months ended March 31, 1999 and 1998, respectively, and $2.3 million and $3.2 million for the nine months ended March 31, 1999 and 1998, respectively. These expenses include amortization of Panthers' player's salaries and a National Hockey League franchise fee that was paid in 1993 when the expansion franchise was granted. A portion of the Panthers' player salaries have been fully amortized and, accordingly, amortization expense decreased for the 1999 periods.

Corporate General and Administrative Expenses

Corporate general and administrative expenses totaled $2.7 million and $3.2 million for the three months ended March 31, 1999 and 1998, respectively, and $6.8 million and $7.6 million for the nine months ended March 31, 1999 and 1998, respectively. Certain non-recurring professional fees were incurred during the prior year.

Interest and Other Income

Interest and other income primarily include interest earned on cash and cash equivalents and on Premier Club notes receivable. Interest and other income totaled $286,000 and $366,000 for the three months ended March 31, 1999 and 1998, respectively, and $1.8 million and $1.7 million for the nine months ended March 31, 1999 and 1998, respectively.

Interest Expense

Interest expense totaled $17.4 million and $7.9 million for the three months ended March 31, 1999 and 1998, respectively, and $40.6 million and $14.5 million for the nine months ended March 31, 1999 and 1998, respectively. The increase was the result of higher debt levels assumed or originated in connection with the acquisitions of resorts coupled with higher weighted average borrowing costs. The Company's average debt increased to $568.0 million for the nine months ended March 31, 1999, from $201.0 million for the nine months ended March 31, 1998.

Minority Interest

Minority interest totaled $114,000 and $887,000 during the three months ended March 31, 1999 and 1998, respectively, and $294,000 and $1.7 million during the nine months ended March 31, 1999 and 1998, respectively. The decrease in minority interest expense is primarily the result of the Company owning all units of the Registry Hotel at Pelican Bay during the 1999 periods.

EBITDA

EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and minority interest. EBITDA improved to $51.7 million for the three months ended March 31, 1999, from $29.2 million for the three months ended March 31, 1998. EBITDA amounted to $79.1 million and $34.6 million for the nine months ended March 31, 1999 and 1998, respectively. The improvement in EBITDA was the result of an increase in resort revenue due to acquisitions and a higher ADR, an increase in arena operations revenue and better profit margins for both business segments during 1999 periods versus the 1998 periods.

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

Adjusted EBITDA

Adjusted EBITDA represents EBITDA plus the annual change in net deferred income from the Premier Club at the Boca Raton Resort and Club. The Premier Club currently requires a non-refundable initial membership fee of $45,000 and annual social dues starting at $2,300. Members of the Premier Club have unlimited access to the Boca Raton Resort and Club grounds and recreational facilities, which are otherwise restricted to resort guests. Initial membership fees are recorded as revenue over the estimated life of the membership. Unrecognized Premier Club amounts are reflected as deferred revenue on the Consolidated Balance Sheets. Adjusted EBITDA improved to $52.3 million for the three months ended March 31, 1999, from $29.2 million for the three months ended March 31, 1998. Adjusted EBITDA amounted to $83.4 million and $34.6 million for the nine months ended March 31, 1999 and 1998, respectively. The improvement in Adjusted EBITDA was the result of an increase in resort revenue due to acquisitions and a higher ADR, an increase in arena revenue and better profit margins for both business segments during 1999 periods versus the 1998 periods.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $14.3 million at March 31, 1999, from $37.2 million at June 30, 1998. The major components of the change are discussed below.

Cash Provided By Operating Activities

Cash provided by operating activities totaled $38.4 million and $15.0 million during the nine months ended March 31, 1999 and 1998, respectively. The increase in cash provided by operating activities during the nine months ended March 31, 1999 was partially the result of receiving more cash from the entertainment and sports business because of the favorable management agreement for the National Car Rental Center. In addition, more cash was received during the 1999 period from the leisure and recreation business due partly to acquisitions and partly to a higher ADR on the Company's resort portfolio.

Cash Used in Investing Activities

Cash used in investing activities amounted to $75.9 million and $252.5 million during the nine months ended March 31, 1999 and 1998, respectively.

The Company did not acquire any businesses during the nine months ended March 31, 1999. During the nine months ended March 31, 1998, the Company spent $125.5 million (net of cash acquired) on the acquisition of the Arizona Biltmore Hotel, $63.0 million (net of cash acquired) on the acquisition of the initial 68% ownership interest in the Registry Hotel at Pelican Bay and $27.4 million on the acquisition of additional units of the Registry Hotel at Pelican Bay.

Capital expenditures increased by $46.4 million, to $75.6 million during the nine months ended March 31, 1999, from $29.2 million during the nine months ended March 31, 1998. The Company spent $31.0 million on the acquisition of land in Naples and Plantation, Florida during the nine months ended March 31, 1999. The Company plans to use the parcels to construct additional recreational amenities that would be available to guests of its Naples' and Fort Lauderdale resorts. Other capital spending during the nine months ended March 31, 1999 related to continued development and construction at Grande Oaks Golf Club, continued construction of the 122 guest room addition at the Arizona Biltmore Hotel and other recurring furniture, fixture and equipment improvements at the resorts. During the nine months ended March 31, 1998, an expansion program was completed at the Boca Raton Resort and Club. This expansion included an 18 court tennis club (that added to the existing 12 courts located in a separate complex), a new Bates designed championship golf course and a new 140,000 square foot conference center. In addition, during the nine months ended March 31, 1998, the Company spent approximately $8.0 million on the acquisition of Grande Oaks Golf Club.

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

Cash Provided By Financing Activities

Cash provided by financing activities amounted to $14.6 million and $254.0 million during the nine months ended March 31, 1999 and 1998, respectively. During the nine months ended March 31, 1999, the Company raised approximately $40.1 million in net proceeds from the private placement sale of 4,022,561 shares of Class A Common Stock. See Note 6. However, the Company made $25.5 million in repayments, net of borrowings, under credit facilities during the nine months ended March 31, 1999. During the nine months ended March 31, 1998, the Company received $108.8 million of net proceeds from the underwritten public offering of Class A Common Stock plus $145.0 million in borrowings, net of repayments, under credit facilities.

Capital Resources

The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include revenue from (1) room rentals, food and beverage sales, retail sales and golf, tennis, marina and conference services at the resorts, (2) Premier Club memberships at the Boca Raton Resort and Club and (3) ticket, broadcasting, sponsorship, arena operations and other revenue derived from ownership of the Panthers. The primary external sources of liquidity have been the issuance of equity and debt securities and borrowing under term loans and lines-of-credit.

The Company recently completed several transactions, which resulted in the retirement of short-term debt and an increase in capital available under credit facilities.

     -On February 18, 1999, the Company completed a private placement of 4,022,561 shares of Class A Common Stock at $10.25 per share which raised net proceeds of approximately $40.1 million. A portion of the net proceeds were used to repay short-term indebtedness.

     -On April 6, 1999, the Company consummated the sale of 1,575,621 shares of Class A Common Stock at a price of $10.25 per share, pursuant to a rights offering which expired on March 31, 1999. The rights offering resulted in net proceeds of approximately $15.7 million. A portion of the net proceeds were used to repay short-term indebtedness.

     -On April  21,  1999,  the  Company  issued  $340.0  million  in  aggregate principal amount of 9 7/8% senior subordinated notes, due 2009, in a private placement offering pursuant to Rule 144A under the Securities Act of 1933. The net proceeds from the offering of approximately $328.3 million, after payment of selling commissions and discounts, and other expenses of the offering, were used to repay short-term and long-term indebtedness.

     -On April 21, 1999, the Company also closed on a new three-year $146.0 million secured revolving line-of-credit with a syndicate of financial institutions. The initial borrowing under the credit facility totaled $41.8 million. Borrowings under the facility will bear interest at a variable rate, currently equal to LIBOR plus 3.0%.

The Company had $139.1 million available to borrow under lines-of-credit as of April 30, 1999. As a result of this availability and expected cash from operations, management believes the Company has sufficient funds to make its planned capital expenditures and support on-going operations, including meeting debt service obligations.

Financial Condition

Significant changes in balance sheet data from June 30, 1998 to March 31, 1999 are discussed below.

Accounts Receivable

Accounts receivable increased to $47.1 million at March 31, 1999, from $28.6 million at June 30, 1998. Approximately $14.9 million of the increase relates to the leisure and recreation business where it is customary for trade receivables to be highest during the third fiscal quarter because it represents peak season. The remaining increase relates to the hockey team where receivables tend to be higher during the regular playing season, which extends from October to April.

Other Current Assets

Other current assets increased to $10.4 million at March 31, 1999, from $5.5 million at June 30, 1998. The increase in other current assets at March 31, 1999 primarily represents financing costs paid in connection with the origination and extension of credit facilities. Such amounts are being amortized over the estimated life of the related indebtedness using the straight-line method, which approximates the interest method.

Property and Equipment

Property and equipment increased to $1.0 billion at March 31, 1999, from $959.2 million at June 30, 1998. The Company spent $31.0 million on the acquisition of land in Naples and Plantation, Florida. Other capital spending during the nine months ended March 31, 1999 related to continued development and construction at Grande Oaks Golf Club, continued construction of the 122 guest room addition at the Arizona Biltmore Hotel and other recurring furniture, fixture and equipment improvements at the resorts.

Intangible Assets

Intangible assets increased to $80.4 million at March 31, 1999, from $36.9 million at June 30, 1998. Most of the increase relates to the Arizona Biltmore Hotel. In connection with its acquisition in March 1998, the Company agreed to pay up to $50.0 million to the sellers conditioned upon their satisfactory execution of certain developmental plans (the "Arizona Biltmore Earnout"). The plans were delivered to the Company in acceptable form in December 1998. The $50.0 million note has no stated interest rate and, accordingly, is presented net of an unamortized discount of $4.7 million. This increase was partially offset by amortization expense.

Other Assets

Other assets increased to $19.7 million at March 31, 1999, from $13.1 million at June 30, 1998. A portion of the increase relates to payment of signing bonuses to Panther players. Signing bonuses are capitalized and amortized over the life of a player's contract. In addition, the Company paid approximately $3.6 million in certain fees in connection with the construction of the National Car Rental Center.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased to $57.9 million at March 31, 1999, from $41.3 million at June 30, 1998. Like trade receivables, the Company's trade payables tend to be highest during the peak season of its businesses.

Debt

Total debt increased to $574.0 million at March 31, 1999, from $540.6 million at June 30, 1998. Repayments under credit facilities and on mortgage note payables partially offset borrowings under lines-of-credit and the origination of debt in connection with the Arizona Biltmore Earnout.

Year 2000

The Company has completed an assessment relative to the modification or replacement of portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is also in the process of identifying and reviewing its non-information technology systems with respect to Year 2000 ("Y2K") issues. In addition, communication with third parties has been initiated to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Y2K issues. As of April 30, 1999 the Company had spent approximately $300,000 on Y2K issues. The Y2K project is scheduled to be completed by June 30, 1999 and the total cost is expected not to exceed $500,000. Management believes that modifications to existing software and conversions to new software will not pose significant operational problems for computer systems.

Management also believes, that upon remediation of the Company's business software applications, as well as other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Y2K issue could have a material adverse impact on the Company's operations including, but not limited to, delays in delivery of products from third party vendors, increased operating costs, loss of customers or suppliers, or other significant disruptions to the business. The Company has initiated comprehensive contingency and business continuation plans.

Forward Looking Statements

Some of the information in this report may contain forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in the Company's Securities and Exchange Commission filings. The risk factors include certain known and unknown risks and uncertainties, and could cause the Company's actual results to differ materially from those contained in any forward looking statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable.

Part II - Other Information

Item 1.  Legal Proceedings

         There has been no material change in the status of legal proceedings as described under Part I, Item 3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 except as set forth below.

         On January 20, 1999, Eric Seiden (represented by the same law firm that represents Bernard Kalishman in the previously disclosed Kalishman litigation) filed a purported shareholder derivative and purported class-action lawsuit on behalf of the Company, as nominal defendant, against Messrs. Huizenga, Berrard, Johnson, Rochon, Hudson, Evans and
         Torrey in the Seventeenth Judicial Circuit in and for Broward County, Florida. The complaint alleges, among other things, that each of the defendants breached contractual and fiduciary obligations owed to the Company and it shareholders by engaging in self-dealing transactions in connection with the Company's purchase of the the Hyatt Regency Pier 66 Hotel and Marina and the Radisson Bahia Mar Resort and Yachting Center. The suit seeks to impose a constructive trust on alleged excessive compensation paid to the prior owners of these resorts or to have damages assessed against the defendants. The allegations in the Seiden complaint are almost identical to the allegations in the complaint in Kalishman shareholder derivative and purported class-action lawsuit, except that the plaintiff does not seek rescission of the hotel transactions.

         On February 3, 1999, Eric Seiden moved to consolidate his lawsuit with the Kalishman lawsuit, and to amend the complaint to add Mr. Dauria as a defendant. The defendents have tentatively agreed to allow Mr. Seiden to intervene in the Kalishman lawsuit, rendering moot the motion to consolidate. The court has deferred ruling on the motion to amend the complaint until after ruling on Defendants' Motion to Dismiss in the Kalishman lawsuit, which was argued on April 12, 13 and 15, 1999.

         On April 15, 1999, an evidentiary hearing on the defendants' motion to dismiss the derivative claims was concluded in connection with the Kalishman shareholder derivative and purported class-action lawsuit. Although there can be no assurance, we anticipate a decision of the court by mid June 1999.

         In January, February and March 1997 three purported class action lawsuits were filed against the Company and Messrs. Huizenga, Johnson, Rochon, Berrard, Hudson, Dauria and Evans in the United State District Court for the Southern District of Florida. On May 7, 1998 these lawsuits were consolidated into one action and an amended complaint was filed under the name of Paul Susser. The Susser suit alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, by making untrue statements or omitting material facts, in connection with sales of the Company's Class A Common Stock by the plaintiff and others in the purported class between November 13, 1996 and December 22, 1996. The suit generally seeks, among other things, certification as a class and an award of damages in an amount to be determined at trial. On July 17, 1998, Defendants filed a Motion to Dismiss the Susser action. This motion was argued on May 5, 1999. At the conclusion of the argument the court did not indicate when it would make its ruling on Defendants' motion.

         We intend to vigorously defend against these suits. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

         On February 18, 1999, the Company completed a private placement of 4,022,561 shares of Class A Common Stock at $10.25 per share to certain accredited investors which raised net proceeds of approximately $40.1 million. The private placement was exempt from registration pursuant to
         Section 4 (2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Number            Description

         4.3* Indenture dated April 21, 1999 between Florida Panthers Holdings, Inc., The Guarantors and The Bank of New York as Trustee

         4.5* Credit Agreement dated April 21, 1999 between Florida Panthers Hotel Corporation, the Initial Lenders named therein, Bear, Stearns & Co. Inc. as Syndication Agent and Bankers Trust Company as Administrative Agent

         27.1     Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-4 SEC File No. 333-77945.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on February 16, 1999 relating to the private placement of 4,022,561 shares of Class A Common Stock and reporting certain factual information thereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FLORIDA PANTHERS HOLDINGS, INC.


Date:    May 14, 1999                 By:WILLIAM M. PIERCE
                                         William M. Pierce
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer (Principal
                                         Financial Officer)

                                      By:STEVEN M. DAURIA
                                         Steven M. Dauria
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)