Form 10-K
period 1999-06-30
BOCA RESORTS INC
filed 1999-09-28
CIK 1020905

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

             FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-13173

                               BOCA RESORTS, INC.
              (FORMERLY KNOWN AS FLORIDA PANTHERS HOLDINGS, INC.)
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      65-00676005
          (State of Incorporation)                  (I.R.S Employer Identification No.)

         450 EAST LAS OLAS BOULEVARD
          FORT LAUDERDALE, FLORIDA                                 33301
  (Address of Principal Executive Offices)                      (Zip Code)

                                       (954) 712-1300
                     Registrant's telephone number, including area code

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    NAME OF EACH EXCHANGE
        TITLE OF CLASS               ON WHICH REGISTERED
        --------------              ---------------------
    Class A Common Stock,          New York Stock Exchange
   par value $.01 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 17, 1999, the registrant had 40,551,370 shares of Class A common stock, $ .01 par value (the "Class A Common Stock"), outstanding and, at such date, the aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant was approximately $294.9 million. As of September 17, 1999 the registrant had 255,000 shares of Class B common stock $
 .01 par value (the "Class B Common Stock"), outstanding, none of which was held by a non-affiliate of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III Portions of the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

     Part IV Portions of previously filed reports and registration statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
          PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    13
Item 3.   Legal Proceedings...........................................    13
Item 4.   Submission of Matters to a Vote of Security-Holders.........    15

          PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    15
Item 6.   Selected Financial Data.....................................    16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    26
Item 8.   Financial Statements and Supplementary Data.................    27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    51

          PART III
Item 10.  Directors and Executive Officers of the Registrant..........    51
Item 11.  Executive Compensation......................................    51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    51
Item 13.  Certain Relationships and Related Transactions..............    51

          PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    51

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Boca Resorts, Inc. (the "Company"), which was known as Florida Panthers Holdings, Inc. until September 28, 1999, is a leading owner and operator of leisure and recreation and entertainment/sports businesses. The Company's leisure and recreation segment primarily consists of the ownership and operation of six luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs and its entertainment and sports segment primarily includes the operations of the Florida Panthers Hockey Club (the "Panthers"), the National Car Rental Center, a multi-purpose entertainment complex where the Panthers play their home games, and related arena management operations. Management believes that each of the Company's businesses operate premier assets, which due to their market positions, attract a large base of loyal customers with high disposable income, thereby allowing it to maximize revenue and cash flow.

     The leisure and recreation operations include the ownership of six well-known, luxury resorts with a combined 2,985 rooms. The Company's resorts include: the Boca Raton Resort and Club (Boca Raton, Florida), the Arizona Biltmore Hotel (Phoenix, Arizona), the Registry Resort at Pelican Bay (Naples, Florida), the Edgewater Beach Hotel (Naples, Florida), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale, Florida), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale, Florida).

     Each of the resorts possesses numerous competitive and operational strengths. The resorts are unique, irreplaceable assets with high recognition and strong positioning in their target markets. All of the resorts' facilities and amenities provide multiple and diverse revenue streams and attract upscale business and leisure customers. In addition, through the development of additional guestrooms and/or resort amenities, the resorts have opportunities to significantly increase revenue and cash flow.

     The entertainment and sports operations primarily consist of ownership and management of the Panthers, a National Hockey League franchise, and management of the National Car Rental Center. The Panthers generate revenue through the sale of tickets to Panthers' home games, the licensing of local market television, cable network, and radio rights, from distributions under revenue-sharing arrangements with the NHL covering national broadcasting contracts, as well as other ancillary sources including expansion franchise fees. In addition, the Company generates revenue through its participation in the net operating income of the National Car Rental Center, where the Panthers began playing their home games with the opening of the 1998-1999 NHL season.

BUSINESS STRATEGY

     The Company's current business strategy is to focus on expanding its leisure and recreation businesses. The Company's objective is to maximize the cash flow from and the value of the Company's leisure and recreation businesses by:

     - Continuing internal growth through capital improvements at the resorts. Management believes that the Company's resorts have the opportunity for continued internal growth. In addition to normal recurring maintenance capital expenditures over the past four years, approximately $145 million has been invested in the resorts on capital projects including the Boca Raton Resort and Club conference center, golf course, tennis and fitness center, as well as various other property renovations.

       Management believes that these capital expenditures have resulted in increases to the average daily room rates and have attracted higher spending corporate and group guests resulting in increased total revenue per available room. For the year ended June 30, 1999, the average daily room rate was $201.40, room revenue per available room was $135.45 and total revenue per available room was $312.64. For the year ended June 30, 1998, the average daily room rate was $189.31, room revenue per available room was $129.82 and total revenue per available room was $290.18. These statistics compare favorably to the luxury resort industry, which according to Smith Travel Research, achieved an average daily room rate of $166.05 and room revenue per available room of $120.69 in calendar 1998.

      The Company expects to undertake additional capital improvements at its resorts provided that capital is available on suitable terms and that each capital enhancement is projected to yield an acceptable return on investment. Such capital improvements may include:

        - Completion of a new championship golf course in Naples, Florida;

        - At the Boca Raton Resort and Club, adding 114 luxury guestrooms, renovating 100 guestrooms, as well as adding a spa complex and 30,000 square feet of retail/restaurant space;

        - At the Registry Resort at Pelican Bay, adding conference space, a spa complex, making beach facility improvements and adding a new pool complex; and

        - At the Arizona Biltmore Hotel, adding conference space and 100 guestrooms.

     - Continued focus on upscale business and leisure customers. Management believes that its focus on corporate group customers and upscale business and leisure customers allows the Company to maximize total revenue per available room. It has been management's experience that these customers are more likely to use the additional amenities and facilities available at the resorts, thereby increasing revenue. Additionally, group customers tend to book reservations 12 to 36 months in advance of their stay, thus enabling management to better estimate future revenue streams. Group business has also been used by the Company to fill off peak leisure periods. Management believes that by targeting upscale customers the Company is well positioned to take advantage of demographic trends (which include an aging "baby-boom" population with increasing disposable income) creating increased demand for luxury resorts and related amenities. Management also believes the resorts will be able to capitalize on these trends given their properties' unique nature and locations. The Company's ability to capitalize on these trends will be enhanced by the high barriers of entry into the luxury resort industry.

     - Seeking cross-marketing opportunities. Management believes the current portfolio of luxury resorts provides the Company with a variety of cross-marketing opportunities. For example, corporate and other group customers that hold conferences on a regular basis often rotate their conference locations. By offering a significant number of affiliated luxury resort alternatives to corporate and group customers, management believes that the Company will be able to encourage them to use the resorts on a regular basis.

     - Capitalizing on integration of recent acquisitions. Management believes the integration of certain aspects of the resort operations will allow the Company to capitalize on its experienced management team, as well as to realize significant operating efficiencies. Each member of the leisure and recreation senior management team has over 20 years of experience in the resort and real estate industries. Management believes the team's ability to develop incremental revenue streams and generate cash flow growth has been demonstrated by the success of the Boca Raton Resort and Club. In addition, managing all of the resorts by a single management team with established practices and systems will improve the efficiency of the resort operations. Management is focusing on integrating the operations of all of the resorts, including reservations, purchasing, training, information systems, insurance and marketing, in order to achieve greater operating efficiencies and improved profit margins.

     - Expanding Premier Club concept to other locations. The Company continues to expand and develop its Premier Club concept, which was first introduced in 1991 at the Boca Raton Resort and Club. Membership in the Boca Raton Resort Premier Club allows Premier Club members access to the Boca Raton Resort and Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Company reopened the Grande Oaks Golf Club in June 1999 offering members and guests of the Company's Fort Lauderdale hotels play at a new 18-hole championship facility. Management intends to extend the Premier Club concept to this and to other locations and resorts. By doing so, management believes it will allow the Company to generate substantial incremental revenue from existing or planned facilities and services. Management antici-pates that the Premier Club will allow the Company to market resort properties, restaurants, pools, and where available, tennis, golf, spas and other leisure and recreational amenities to residents in local communities in a country club/social club setting.

     While it is the Company's primary focus to expand its leisure and recreation business, management will continue to maximize its opportunities within the entertainment and sports segment. Management believes the National Car Rental Center, which was completed in October 1998, will significantly increase the Company's ability to market and profit from the Panthers. In addition, management believes the ability to participate in the revenue from non-hockey events held at the National Car Rental Center will increase the cash flow from the entertainment and sports operations. The Company participates in all of the revenue from the National Car Rental Center, including revenue from the sale of Panthers tickets, the leasing of luxury suites and premium club seats, arena advertising and sponsorships, food and beverage concessions, parking, as well as revenue from other entertainment events.

     Management also continuously evaluates ownership, acquisition and divestiture alternatives relating to the two business segments with the intention of maximizing value.

LEISURE AND RECREATION BUSINESS

     The following table sets forth a summary of the key features of each of the Company's resorts:

                                                                                                        NO. OF
                                          NO. OF   CONFERENCE   NO. OF    NO. OF    NO. OF               FOOD      NO. OF
                                          ROOMS/     SPACE       GOLF     TENNIS   SWIMMING   BOAT    & BEVERAGE   RETAIL
                                  ACRES   SUITES    SQ. FT.     COURSES   COURTS    POOLS     SLIPS     SITES      SHOPS
                                  -----   ------   ----------   -------   ------   --------   -----   ----------   ------
Boca Raton Resort and Club......   298      963     190,000         4(2)    30         5        25        15         14
Arizona Biltmore Hotel..........    39      742(1)   60,000         2(3)     8         7        --         5          6
Registry Resort at Pelican
  Bay...........................    15      474      38,000         3(4)    15         3        --         7          7
Edgewater Beach Hotel...........     2      126       3,600         3(4)    --         1        --         2          1
Hyatt Regency Pier 66 Hotel and
  Marina........................    23      380      22,000         1(5)     2         3       142         6          3
Radisson Bahia Mar Resort and
  Yachting Center...............    40      300      20,000         1(5)     4         1       350         2          5
                                   ---    -----     -------       ---       --        --       ---        --         --
                                   417    2,985     333,600        10       59        20       517        37         36
                                   ===    =====     =======       ===       ==        ==       ===        ==         ==

---------------

(1) Includes 122 rooms which were completed in September 1999.
(2) Boca Raton Resort and Club maintains two 18-hole golf courses on premises. In addition, the resort has access to two 18-hole golf courses through use agreements.
(3) Arizona Biltmore Hotel has access to two 18-hole golf courses through use agreements.
(4) The Registry Resort at Pelican Bay and the Edgewater Beach Hotel have access to the same two 18-hole golf courses through use agreements. In the future, guests will also have access to the new 18-hole golf course in Naples which is owned by the Company and is currently under development.
(5) Hyatt Regency Pier 66 Hotel and Marina and Radisson Bahia Mar Resort and Yachting Center have access to the Grande Oaks Golf Club.

     Amenities and services at the resorts include conference facilities, golf courses, tennis facilities, spas, fitness centers, marinas, restaurants, retail outlets, swimming pools, and other activities and services. The diversity and number of amenities and services at the facilities provides the Company with substantial non-room revenue. For the year ended June 30, 1999, approximately 57% of revenue from the leisure and recreation operations were generated from non-room sources. In addition, luxury amenities and services allow the Company to maintain premium pricing for its rooms. For the year ended June 30, 1999, the average daily room rate for the Company's resort portfolio was $201.40, compared to the average daily room rate of $166.05 for the luxury resort industry for calendar 1998, according to Smith Travel Research.

     The resorts' conference facilities and other amenities make them attractive locations for group functions. The conference facilities include over 330,000 square feet of combined conference space and the Company maintains its own in-house planning and logistics capabilities. In addition, management believes the geographic diversity of the Company's resorts in eastern and western Florida and Arizona will allow its sales people to market multiple resort locations to corporate and association groups that prefer to rotate conference locations from year to year.

     The Company continues to expand and develop the Premier Club concept, which was first introduced in 1991 at the Boca Raton Resort and Club. Membership in the Boca Raton Resort Premier Club allows Premier Club members access to the Boca Raton Resort and Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Boca Raton Resort Premier Club currently requires an initial membership fee of $45,000 and annual social dues starting at $2,300. Additional dues are required for members to have access to the resort's golf and tennis facilities. Annual cash flow from Premier Club membership fees and dues has grown to $12.7 million in fiscal 1999, from $9.8 million in fiscal 1996. In addition, Premier Club members generate additional revenue through the use of existing resort facilities and services, which are available on a fee-for-use basis. In June 1999, the Company reopened Grande Oaks Golf Club, offering members and guests of the Company's Fort Lauderdale resorts play at the redesigned 18-hole championship facility and plans on expanding the Premier Club concept to this and to the Company's other resorts through the development of additional amenities and membership programs.

     Additional information relating to the Company's resorts, including renovations and distinctions, is set forth below.

BOCA RATON RESORT AND CLUB

     - Renovations/Expansion. In January 1998, Boca Raton Resort completed a $46.5 million expansion and renovation project which included: (1) a new 140,000 square foot conference facility; (2) a state-of-the-art tennis and fitness center complex; (3) a new Bates-designed 18-hole golf course, replacing one of its previous 18-hole golf courses; and (4) an expanded 650-space parking facility. The completion of the conference center allows Boca Raton Resort to accommodate more than one large group at a time, resulting in better utilization of its luxury guestrooms.

     - Distinctions. Boca Raton Resort has consistently been awarded the Readers' Award as one of the "Top 25 Hotels in North America" by Travel & Leisure magazine and was named to Conde Nast Traveler's Gold List in 1998 and recognized in Executive Travel Magazine as one of the Top 3 Hotels of the Americas in 1998.

ARIZONA BILTMORE HOTEL

     - Renovations/Expansion. Arizona Biltmore completed a $50.0 million property-wide renovation and expansion program in 1996 and added the spa complex in late 1997. In September 1999, a $12.2 million expansion project was completed which included 122 additional luxury guestrooms and an Olympic size swimming pool.

     - Distinctions. The property was featured in Architectural Digest in 1996, was awarded the 1997 and 1998 Heritage Award of Excellence by the Urban Land Institute, was featured in Historic Traveler Magazine in 1998 and was named to Conde Nast Traveler's Gold List in 1998.

REGISTRY RESORT AT PELICAN BAY

     - Distinctions. Registry Resort has consistently received the Mobile Travel Guide's Four Star Award, as well as the AAA's Four Diamond Award, and was cited in 1998 by Conde Nast Traveler magazine as one of the Top 50 U.S. Mainland Resorts. The Registry Resort was also awarded Tennis magazine's 50 Greatest U.S. Tennis Resorts for 1998.

EDGEWATER BEACH HOTEL

     - Renovations/Expansion. In 1997, Edgewater Beach Hotel completed a $2.2 million renovation of its 126 luxury suites, along with improvements to its amenities.

     - Distinctions. In 1998, Edgewater Beach Hotel was featured in Resorts and Great Hotels and received Wine Spectator magazine's Award of Excellence. In 1995, the resort was named to Conde Nast Traveler's Best Places to Stay in the World and has consistently received the Mobile Travel Guide's Four Star Award and the AAA's Four Diamond Award.

HYATT REGENCY PIER 66 HOTEL AND MARINA

     - Renovations/Expansion. Hyatt Regency Pier 66 completed an $8.4 million renovation of its guestrooms in November 1998.

     - Distinctions. Hyatt Regency Pier 66 has consistently received the Mobil Travel Guide's Four Star Award, the AAA's Four Diamond Award, Successful Meetings Magazine's Pinnacle Award in 1998 and Meetings and Conventions Gold Key Award in 1998.

     - Franchise Agreement. Upon the acquisition of Hyatt Regency Pier 66, the Company assumed the rights under a 20-year franchise agreement with Hyatt Franchise Corporation. The Hyatt franchise agreement terminates in November 2014. The Hyatt franchise agreement provides for the payment of monthly royalty fees equal to 5% of gross room revenue. The Hyatt franchise agreement also provides for the payment to Hyatt of certain Hyatt "allocable chain expenses" relating to sales and marketing costs based on the total number of guestrooms at Hyatt Regency Pier 66 compared to the average number of guestrooms in all Hyatt hotels in the United States. A fee for the use of the Hyatt reservation system is also charged to Hyatt Regency Pier 66. The Hyatt franchise agreement also requires that a reserve, equal to 4% of gross room revenue, be maintained by Hyatt Regency Pier 66 for replacement of furniture, fixtures and equipment and for those repairs and maintenance costs that are capitalizable under generally accepted accounting principles. The franchise agreement requires significant renovations of guestrooms, corridors and other public areas every five to six years. The replacement of other furniture, fixtures and equipment, as defined in the agreement, is to occur every 10 to 12 years.

RADISSON BAHIA MAR RESORT AND YACHTING CENTER

     - Renovations/Expansion. Radisson Bahia Mar completed an extensive $8.1 million renovation project in 1995 relating primarily to its guestrooms and the relocation of its meeting space and restaurants.

     - Distinctions. Radisson Bahia Mar has consistently received the Mobile Travel Guide's Three Star Award and the AAA's Three Diamond Award, as well as the 1995 Radisson President's Award and the 1998 Anchor Award presented by Marine Industries Association of South Florida. The Radisson Bahia Mar marina is host to the International Boat Show, an annual six-day boating and marine event, which is billed as the world's largest in-water boat show.

     - License Agreement. Upon the acquisition of Radisson Bahia Mar, the Company assumed the rights under the Radisson license agreement with Radisson Hotels International, Inc., which expires in July 2004. The terms of the Radisson license agreement allow the Company to operate the hotel using Radisson's proprietary hotel management system. Annual fees payable to Radisson pursuant to the Radisson license agreement are 5% of gross room sales.

     - Leases. The site of the resort is subject to a land lease that expires in 2062.

     In addition to the resort properties discussed above, the Company also owns Grande Oaks Golf Club. The Grande Oaks Golf Club was formerly known as Rolling Hills Golf Club, site of the hit comedy "Caddy Shack". The property now features a redesigned 18-hole championship golf course, a par three golf course, a new practice facility and a state-of-the-art clubhouse. The redesigned facility and club opened in June 1999.

ENTERTAINMENT AND SPORTS BUSINESS

HOCKEY OPERATIONS

     The hockey operations primarily consist of the ownership and operation of the Panthers. The Panthers began play during the 1993-1994 NHL season and have been a highly successful franchise, reaching the playoffs in two out of the last four seasons and competing in the 1996 Stanley Cup Championship. The Panthers have developed a strong fan base in South Florida, selling out all of their home games for the 1996-1997 and 1997-1998 NHL seasons, with attendance for the 1998-1999 season at the National Car Rental Center averaging approximately 18,000 per game, or 92% of capacity. Since moving to the National Car Rental Center, the Panthers' average gate receipts have ranked in the top six among NHL franchises.

     The Company derives its hockey revenue principally from the sale of tickets to the Panthers' home games and national and local broadcasting of Panthers games and corporate sponsorship, advertising and promotion. Receipts from tickets, broadcasting, advertising and promotions associated with the Panthers are recorded as revenue on a per game basis over the NHL regular season. The Panthers receive all revenue from the sale of tickets to the 41 regular season home games and no revenue from the sale of tickets to the 41 regular season away games. During the exhibition season the Company retains all the revenue from Panthers' home games and shares in the revenue from certain exhibition games played at neutral sites. If the Panthers make the playoffs, the team receives revenue from the sale of tickets to home playoff games, with a portion of such ticket revenue used for league operating costs and shared with the opposing team.

     The Panthers share equally with the other member clubs in expansion franchise fees as well as in the NHL broadcasting contracts with Fox Broadcasting Co., ESPN, Inc. and Molson Breweries of Canada Limited, and they also have in place a local broadcasting contract with SportsChannel Florida Associates, a Florida limited partnership, 70.0% of which is owned by H. Wayne Huizenga, the Company's Chairman. From the Panthers' inception through the end of the 1997-1998 season, the Panthers played all of their home games at the 14,700 seat Miami Arena. The size of the Miami Arena limited the Panthers' ability to generate revenue from additional ticket sales, concessions and merchandise sales, and unfavorable lease terms precluded the Panthers from sharing in suite, building advertising and parking revenue. The Panthers' operating results have improved significantly with their move to the National Car Rental Center. The National Car Rental Center provides a variety of revenue streams to the Company, including suite and premium club seat sales, building advertising, parking, concessions, and net revenue generated from other entertainment events held at the arena. Many of these revenue streams are committed to on a multi-year basis.

     The National Hockey League Governance. The NHL is generally responsible for regulating the conduct of its members. The NHL establishes the regular season and playoff schedules of the teams. It also negotiates, on behalf of its members, the league's national over-the-air and cable television contracts and the collective bargaining agreement with the NHL Players' Association. Each of the members of the NHL is, in general, jointly and severally liable for the league's liabilities and obligations and shares in its profits. Under the terms of the NHL constitution and bylaws, league approval is required under certain circumstances, including in connection with the sale or relocation of a member.

     The NHL and the NHL Players' Association entered into the NHL Collective Bargaining Agreement on August 11, 1995, which took retroactive effect as of September 16, 1993. The NHL Collective Bargaining Agreement, as amended, expires in September 2004. The Panthers will be required to provide appropriate security by September 1, 2001 to ensure a $10.0 million payment to the NHL's collective bargaining fund by April 15, 2003. The purpose of the fund is to strengthen the NHL's bargaining position, if necessary, upon the expiration of its current Collective Bargaining Agreement in September 2004. The Panthers' contribution will be returned upon the execution of a new collective bargaining agreement. Although no assurances can be provided, management believes the Panthers can obtain sufficient financial resources to fund the required $10.0 million payment by April 15, 2003.

     Restrictions on Ownership. The NHL constitution and bylaws contain provisions which may in some circumstances operate to prohibit a person from acquiring the Class A Common Stock, thereby affecting its value. In general, any acquisition of shares of Class A Common Stock which will result in a person or a group of persons holding a 5.0% or more interest in the Company, and each acquisition of shares of Class A Common Stock which will result in a person or a group of persons holding any multiple of a 5.0% interest, will require the prior approval of the NHL, which may be granted or withheld in the sole discretion of the NHL. In addition, no person who directly or indirectly owns any interest in a privately-held NHL team, or a 5.0% or more interest in any other publicly-held NHL team, may own, directly or indirectly, a 5.0% or more interest in the Company, without the prior approval of the NHL. Furthermore, the Panthers may not grant a security interest in any of its assets, nor may any stockholder who owns 5.0% or more of the Panthers' equity securities pledge such securities, without the prior approval of the NHL, which may be withheld in the sole discretion of the NHL. In connection with any such grant or pledge, the NHL will require a consent agreement satisfactory to the NHL.

     Control Requirement. Unless otherwise permitted by the NHL, H. Wayne Huizenga is required to maintain voting control of the Company at all times. The Company issued to Mr. Huizenga shares of Class B Common Stock to satisfy the control requirements of the NHL. On each matter submitted for stockholder approval, each share of Class B Common Stock is entitled to 10,000 votes while each share of Class A Common Stock is entitled to one vote.

ARENA OPERATIONS

     National Car Rental Center. In June 1996, the Company entered into a 30-year license agreement and co-terminus operating agreement with Broward County pursuant to which it has the right to manage and operate the National Car Rental Center. The National Car Rental Center is a state-of-the-art, multi-purpose entertainment complex strategically located in the center of South Florida's tri-county area, which encompasses a population of approximately 4.5 million. The National Car Rental Center has a seating capacity of 19,500 for hockey games, over 30% more than the Miami Arena, including 72 luxury suites and 2,400 premium club seats. For the 1998-1999 season, the Panthers sold season tickets for 15,500 of the arena's 19,500 seats. In its first year of operations, the Company booked over 150 events for the National Car Rental Center, including performances by Celine Dion, Elton John, Billy Joel, Cher and the Rolling Stones.

     The Company's 30-year operating agreement with Broward County entitles the Company to retain (1) 95% of all revenue derived from the sale of general seating tickets to the Panthers' home games and 100% of certain other hockey-related advertising and merchandising revenue and (2) the first $14.0 million of net operating income generated by the National Car Rental Center, on an annual basis, and 80% of all net operating income in excess of $14.0 million generated by the National Car Rental Center, with Broward County receiving the remaining 20%. "Net operating income" is defined to include (1) all other revenue from the arena, including revenue from premium seating (which includes luxury suites and club seating), building naming rights, non-hockey related advertising, food and beverage concessions, parking and all other revenue generated from non-hockey events, less (2) arena operating and certain financing costs and reserves. The Company contracted with Leisure Management International, Inc., an arena operating company owned 50% by Mr. Huizenga, to manage and operate the National Car Rental Center for $200,000 annually with an incentive bonus of up to $50,000 annually.

     Miami Arena. The Company owns approximately 78% of the partnership interests in Decoma Miami Associates, Ltd., which derives all of its revenue from operating the Miami Arena. Revenue is derived from seat use charges imposed on tickets sold at the Miami Arena, net of fixed and variable operating payments. The Miami Arena has a seating capacity of 14,700, and is where the Panthers played its home games through the 1997-1998 NHL season and where the Miami Heat currently play its home games. A new arena is currently under construction to serve as the new home to the Miami Heat. Management does not expect the loss of the Miami Heat, as primary tenant at the Miami Arena, upon completion of their new arena to have a material adverse effect on the Company. See Item 3, "Legal Proceedings" for a further discussion of certain legal proceedings relating to the Company's operation of the Miami Arena.

     Incredible Ice Rinks. As part of the strategy to capitalize on the popularity of hockey, the Company currently operates Incredible Ice and Gold Coast Ice Arena, two ice rinks located in South Florida. Incredible Ice and Gold Coast Ice Arena are open to the general public and derive their revenue from, among other things, fees charged to the public for use of the facilities for various hockey and skating programs, open skating sessions, food and beverage sales and retail merchandise sales.

CUSTOMERS AND MARKETING

     Leisure and Recreation Business. The core customer base for the leisure and recreation business consists of corporate and other group customers, affluent local residents, individual business travelers and upscale leisure travelers. The Company's marketing efforts focus on increasing business with existing customers as well as increasing the upscale clientele. The Company's marketing efforts involve (1) use of a sales force to develop national corporate and other group business for the resort facilities by focusing on identifying, obtaining and maintaining corporate and other group accounts whose employees conduct business nationwide and (2) the use of advertisements that target individual business travelers and upscale leisure travelers in magazines such as Conde Nast Traveler, Travel and Leisure, Travel Weekly and Meetings and Conventions as well as newspapers such as The New York Times. The Company's franchised resorts also benefit from the strong distribution resulting from the national reservation systems of the franchisors of the Hyatt and Radisson brands.

     Entertainment and Sports Business. The Company markets the Panthers to their local fan base in South Florida as well as to corporate sponsors. Management intends to capitalize on the increasing popularity of hockey by continuing to advertise and market the Panthers as well as continuing to enhance the service and entertainment provided at games. Management also plans to develop and enhance the relationships with corporate sponsors through the sale of ticket and suite packages, advertising space and additional corporate sponsorship programs. In addition, the Company plans to promote and book a variety of additional sports and entertainment events at the National Car Rental Center.

COMPETITION

     Leisure and Recreation Business. The resort and hotel industry is highly competitive. Competitive factors within the resort and hotel industry include room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, name recognition, and availability of alternative resort and hotel operations in local markets. The Company faces competition from a variety of resort and hotel operations, as well as country and other social clubs, many of which have greater financial and other resources than the Company. An increase in the number of the competitors' resorts could have a material adverse effect on the levels of occupancy and average room rates of the resorts. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand, improve or develop facilities in the markets in which the resort facilities compete, thereby adversely affecting the Company's resort and hotel operations.

     Entertainment and Sports Business. The Panthers compete for entertainment and sports dollars with other major league sports, college athletics and other sports-related entertainment. During portions of its season, the Panthers experience competition from professional basketball (the Miami Heat), professional football (the Miami Dolphins) and professional baseball (the Florida Marlins). Mr. Huizenga currently controls the Miami Dolphins. In addition, minor league sports franchises (including minor league hockey), colleges and universities, as well as public and private secondary schools in South Florida, offer a full schedule of athletic events throughout the year. The Panthers also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in South Florida. Additionally, subject to the terms of the NHL Collective Bargaining Agreement and other agreements between the NHL and other entities, the Panthers compete with other NHL and non-NHL teams, professional and otherwise, for available players.

INSURANCE

     The Company maintains comprehensive insurance on the resorts, including liability, business interruption, fire and extended coverage, in the types and amounts management believes are customary to the resort and hotel industry. Nonetheless, there are certain types of losses, generally of a catastrophic nature, that may be uninsurable or not economically feasible to insure. Management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on the resorts at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of loss, might not be sufficient to pay the full current market value or current replacement value of the lost investment. In addition, in the event of such loss the insurance proceeds received by the Company might not be adequate to restore the economic position with respect to the resorts.

     The Panthers maintain disability insurance for certain highly compensated players, which insurance provides for up to 80% salary reimbursement after the player misses 30 consecutive regular season games due to injury. In the event an injured player is not insured or disability insurance does not cover the entire amount of the injured player's salary, the Company may be obligated to pay all or a portion of the injured player's salary. The Company maintains comprehensive insurance on the Incredible Ice and Gold Coast Ice Arena facilities, including liability, fire and extended coverage, in the types and amounts management believes are customary to the ice rink industry.

ENVIRONMENTAL MATTERS

     Under various federal, state, and local environmental laws and regulations, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such real property, as well as for the costs of complying with environmental laws regulating on-going operations. In connection with the ownership and operation of the properties, the Company may be potentially liable for any such costs. The Company has obtained Phase I environmental site assessments for the real property on which each of the resorts is located. In addition, Phase II environmental assessments have been conducted at several properties. Phase I assessments are intended to identify existing, potential and suspected environmental contamination and regulatory compliance concerns, and generally include historical reviews of the property, reviews of certain public records, preliminary visual investigations of the site and surrounding properties and the preparation and issuance of written reports. Phase II assessments involve the sampling of environmental media, such as subsurface soil and groundwater, to confirm whether contamination is present at areas of concern identified during the course of a Phase I assessment.

     The Phase I and Phase II assessments have not revealed any environmental liability or compliance concerns that management believes would have a material adverse effect on the business, nor is management aware of any such material liability or concern. However, the environmental assessments have revealed the presence of limited areas of contamination on the properties, some of which will require remediation. The environmental assessments have also identified operations that are not strictly in compliance with applicable environmental laws or that will need to be upgraded to remain in compliance with applicable environmental laws (including the presence of underground storage tanks at a few of the properties). The most significant areas of contamination identified by the Phase I and Phase II assessments involve areas at the Grande Oaks Golf Club and the Company's property located in Plantation, Florida that are currently being addressed. Pursuant to an agreement with the former owner of such properties, the Company has the benefit of an indemnity that, based on currently available information, management believes will defray most of the costs associated with the investigation and remediation at these locations. Phase I and Phase II assessments cannot provide full and complete knowledge of environmental conditions and compliance matters. Therefore, management cannot assure you that: (1) material environmental liabilities or compliance concerns do not exist; (2) an identified matter that does not appear reasonably likely to be material will not result in significantly greater expenditures than is currently anticipated; or (3) there are no material environmental liabilities or compliance concerns of which management is unaware.

EMPLOYEES

     At June 30, 1999, the Company employed approximately 3,905 full-time and approximately 663 part-time employees in connection with its leisure and recreation business. The Company employs approximately 89 full-time employees and 99 part-time employees in connection with its entertainment and sports business. In addition, the Company employs 16 corporate administrative personnel. Employees of the company that has been contracted to manage the National Car Rental Center are excluded from these figures. None of the employees, other than the Panthers hockey players, are subject to any collective bargaining agreement and the Company believes that its relationship with employees is good.

SEASONALITY

     The Company's revenue and income are dependent upon the activity in the tourism and leisure industry in the markets served by the Company. Tourism is dependent upon weather and the traditional seasons for travel. In addition, the Company's entertainment and sports businesses are seasonal. The NHL regular season begins during the fall and ends in late spring. As a result, the Company realizes a majority of its hockey revenue and hockey expense during that period. Because of this variability in demand, the Company's quarterly revenue may fluctuate, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although management believes that the historical trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

TRADEMARKS

     The Company has registered trademarks and service marks, some of which, including several relating to the Boca Resort name, and "Panthers" related marks, are of material importance to the Company's business. The Company's other related marks, while valuable, are not material to its business. Trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to be generic. The Company presently uses two national trade names for two of its resorts pursuant to licensing arrangements with national franchisors. The duration for use pursuant to the licensing arrangements is disclosed under "Franchise Agreement" and "License Agreement."

RISK FACTORS

     The business, financial condition, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company's Class A Common Stock, may be adversely affected by a number of factors, including the matters discussed below. Such factors include, among other items:

     The Company's financing agreements limit operating flexibility. Certain of the Company's loan agreements restrict, among other things, the ability to borrow money; pay dividends on stock or make certain other restricted payments; use assets as security in other transactions; make investments; enter into certain transactions with the affiliates; and sell certain assets or merge with other companies. These debt instruments also require the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Although management is confident that the Company will satisfy all of these requirements, the Company's ability to meet those financial ratios and financial tests may be affected by events beyond its control, and management cannot assure you that the Company will meet those tests. If the Company fails to meet those tests or breaches any of the covenants, the lenders under these debt instruments could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Even with the Company's ratio of assets to debt at June 30, 1999 being 2.2 to 1, management cannot assure you that the assets would be sufficient to repay in full such indebtedness or any other indebtedness.

     The Company may need additional financing. Management believes that the cash flow from operations, together with borrowings available under the existing credit facilities, will be sufficient to finance the business operations, meet the debt obligations and fund the short-term growth strategy. At June 30, 1999, $139.2 million was available to borrow under the Company's existing revolving credit facilities. However, management cannot assure you that the business will generate the level of cash flow from operations that it expects or that future borrowings under the credit facilities will be available to the Company. If the plans or assumptions change, if the assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, it may need to seek additional capital. Management believes the Company can obtain additional capital by selling debt or equity securities and/or by borrowing money, although no assurances can be provided that it will be able to do so. If additional capital is not obtained when it is needed, this may have a material adverse effect on the Company.

     The Company may need to make significant capital expenditures to further develop the resorts and these expenditures may involve risks. The Company's growth strategy contemplates expanding the infrastructure at certain of the resorts or expanding within the respective geographic markets of certain of the resorts. The resorts may also need renovations or other capital improvements. Unexpected excessive costs of any expansion or needed renovation or capital improvements could have a material adverse effect on the Company's financial condition or results of operations. Also, any capital expenditures for expansion, renovation or improvement of the resorts may not generate the financial returns expected. Such capital expenditures could involve certain risks, including: the possibility of environmental problems; the possibility that cash to fund renovations will not be available or that financing for renovations will not be available on favorable terms; uncertainties as to market demand or deterioration in market demand after commencement of renovations; the emergence of unanticipated zoning and regulatory requirements; and competition from other resorts, hotels and alternative lodging facilities.

     The Company may not be able to successfully integrate the operations of resorts that it has acquired. In order to take full economic advantage of the resort acquisitions, the Company needs to effectively integrate the administrative, financial and marketing organizations of each resort. The Company also needs to effectively implement appropriate operational, financial and management systems. This process may require a disproportionate amount of time and attention of management and financial and other resources. Although management believes the Company has the opportunity for synergies and cost savings as a result of the resort acquisitions, the timing or amount of synergies or cost savings that may ultimately be attained is uncertain. Some of the anticipated economic advantages from the resort acquisitions may not be achieved if the operations are not successfully integrated or if the appropriate systems are not implemented in a timely manner. The difficulties of that integration and implementation may initially be increased by the necessity of coordinating and integrating personnel with different business backgrounds and corporate cultures. Management cannot assure you that it will be able to successfully integrate the operations of the resorts or implement the appropriate systems. As a result, the business strategy might not be effective and management may not be able to achieve its goals.

     The Company faces a variety of risks from operating resorts. The Company may encounter risks common to the operations of resorts, including over-building (which may lower room rates), increases in operating costs due to inflation or other factors, dependence on tourism and weather conditions and increases in travel costs and poor economic conditions. In addition, the Company may face risks relating to the concentration of the resorts in South Florida. Any of these risks could have a material adverse effect on the Company's financial condition or results of operations.

     Control by H. Wayne Huizenga. The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. The Company has issued all of the shares of Class B Common Stock to Mr. Huizenga, assuring that he will have voting control of the Company, in order to satisfy certain NHL control requirements. As of June 30, 1999, Mr. Huizenga beneficially owned voting stock of the Company with the power to vote approximately 98.8% of the total votes entitled to be cast on any matter submitted to a vote of stockholders. Mr. Huizenga may not sell his controlling interest in the Company unless the NHL approves the sale. As the sole owner of Class B Common Stock, Mr. Huizenga has the ability to indirectly control the management and policies as well as the outcome of substantially all non-extraordinary matters submitted to the stockholders for approval, including the election of directors.

     Nothing in the charter or bylaws restricts the transfer of Class B Common Stock. As a result, Mr. Huizenga may sell his controlling interest, subject to the NHL approval, without the approval of the holders of Class A Common Stock. However, if Mr. Huizenga were to sell his controlling interest, then certain change-of-control provisions of certain debt agreements may apply. Also, Mr. Huizenga may receive a substantial premium price for selling his controlling interest in the Company.

     The Company depends on key personnel. For the foreseeable future, the Company will be materially dependent on the services of Mr. Huizenga. The loss of Mr. Huizenga's services could have a material adverse effect on the business. The Company does not carry key man life insurance on Mr. Huizenga or any of the officers or directors.

     The Company's resort business is seasonal. The resort operations are generally seasonal. The resorts historically experience greater revenue, costs and profits in the second and third quarters of the fiscal year ended June 30 due to increased occupancy and room rates during the winter months.

     The Company may need to make substantial capital expenditures in order to comply with the Americans with Disabilities Act. The resorts and other properties are subject to the requirements of the Americans with Disabilities Act (the "ADA"), which generally requires that public accommodations be made accessible to disabled persons. Management believes that the resorts and other properties are in substantial compliance with the ADA and that the Company will not be required to make substantial capital expenditures to address the requirements of the ADA. However, compliance with the ADA could require removal of access barriers and noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If the Company were required to make substantial alterations in one or more of the resorts or the other properties in order to comply with the ADA, it's financial condition and results of operations could be adversely affected.

     The Company may become subject to liabilities under environmental laws. Operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, including the cleanup of contamination, as well as the cost of complying with future legislation. In connection with the acquisition of the resorts and other properties, Phase I, and in some instances Phase II, environmental site assessments were obtained in order to evaluate potential environmental liabilities at these properties. Although these assessments have identified certain matters that will require the Company to incur costs to remedy, based on current information, none of these matters appears likely to have a material adverse effect on the business, assets, results of operations or liquidity. However, because these assessments cannot give full and complete knowledge of environmental liability and compliance matters, management cannot assure you that the costs of complying with environmental laws and of defending against claims of liability arising under environmental laws will not have a material adverse effect on the financial condition and results of operations. See "Business -- Environmental Matters."

     The Company may face a variety of risks if it enters into business acquisitions, joint ventures and/or divestitures in the future. The Company has achieved much of its growth through acquisitions. The growth strategy may lead the Company to pursue additional acquisitions of resort-related, sports-related or other types of businesses. In addition, the Company may pursue joint ventures and/or divestitures in the future. The Company's success will depend upon the ability to identify and finance attractive alternative business acquisitions, ventures and/or divestitures. The risks related to acquisitions, joint ventures and/or divestitures include: potential diversion of management; unanticipated liabilities or contingencies from acquired businesses or ventures; environmental and other regulatory costs; suitability of a joint venture partner; reduced earnings due to increased goodwill amortization, increased interest costs and costs related to integration of acquisitions; integrating the businesses that the Company acquires; need to manage growth of acquired businesses or joint ventures; and potential corporate reorganization and reallocation of resources due to divestitures.

     The Company has restrictions on ownership as a result of the National Hockey League membership and the Panthers face potential liabilities. The Panthers are generally jointly and severally liable with the other members of the NHL for the debts and obligations of the National Hockey League. If another member of the NHL does not pay its pro rata share of any NHL debt or obligation, the Panthers would be obligated to pay a pro rata share of such debt or obligation, after all other individual team remedies are exhausted, including the sale of a member team.

     The NHL constitution and bylaws require a person or a group of persons holding a 5.0% or more interest in the Company to obtain the prior approval of the NHL. The NHL may withhold its approval in its sole discretion.

     Year 2000 compliance. Management cannot assure you that the systems of other companies on which the Company relies will be remedied for the year 2000 issue on time or that a failure to remedy the problem by another company would not have a material adverse effect on the Company.

     The Company could incur substantial liabilities if certain litigation is resolved unfavorably. The Company is currently party to certain shareholder derivative and purported class action litigation, which if concluded adversely to the Company's interests could have a material adverse effect on the financial condition or results of operations. See "Business -- Legal Proceedings."

     The Company has a history of losses. The Company did not generate net income for any year prior to the fiscal year ended June 30, 1998. These losses were due primarily to the operations of the Panthers. However, for the years ended June 30, 1999 and 1998 the Company generated net income of $5.4 million and $1.3 million, respectively. The increase in net income is due in part to the move into the high-end luxury resort business, which is generally more profitable than professional sports franchises. Operating results for the entertainment and sports business have also improved recently due in significant part to the fact that the Company has been sharing in the net profits of the newly-constructed National Car Rental Center. Despite the recent increase in net income, management cannot assure you that the Company will generate net income in the future.

ITEM 2.  PROPERTIES

     Management believes that all of its property facilities are sufficient for its needs. The Company's corporate headquarters are located in Fort Lauderdale, Florida in leased premises.

     The Company considers its resorts to be leading establishments with respect to desirability of location, size of facilities, physical condition, quality and variety of services offered in the areas in which they are located. See further description of properties under "Leisure and Recreation Business".

     The Panthers, along with certain operating and management personnel, utilize the National Car Rental Center, pursuant to a license agreement between the Company and Broward County. The Company owns and operates the Incredible Ice Arena and operates the Gold Coast Ice Arena pursuant to a lease.

     Certain of the property of the Company and its subsidiaries are subject to liens securing payment of portions of the Company's and its subsidiaries' indebtedness.

ITEM 3.  LEGAL PROCEEDINGS

     On April 9, 1997, Allied Minority Contractors Association, Inc., South Florida Chapter of NAMC, Overnight Success Construction, Inc., Reed Jr. Plumbing, Inc. and Christopher Mallard (collectively, the "Broward County Plaintiffs") filed a suit against Broward County and Arena Development in the Seventeenth Judicial Circuit in and for Broward County, Florida. This suit alleges that Broward County entered into the agreement with the Company to develop the National Car Rental Center in violation of Florida law and Broward County ordinances. The Broward County Plaintiffs seek, among other things, to nullify the agreement between Broward County and the Company to develop the National Car Rental Center. On July 10, 1997, the trial court denied the Broward County Plaintiffs' motion for a temporary restraining order and on November 17, 1997 the trial court also denied plaintiff's motion for summary judgement. On May 19, 1998, the trial court granted the Joint Motion of Broward County and Arena Development to Disqualify Plaintiffs and their Counsel and to Dismiss. Plaintiffs filed an appeal. On August 18, 1999, the Fourth District Court of Appeal of the State of Florida affirmed the trial court's rulings. Plaintiffs may attempt to seek further review from the Florida Supreme Court. The Company intends to continue vigorously defending against this suit. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

     On January 28, 1997, February 4, 1997 and March 18, 1997, purported class action lawsuits were filed against the Company and Messrs. Huizenga, Johnson, Rochon, Berrard, Hudson, Dauria and Evans in the United States District Court for the Southern District of Florida. On May 7, 1998, a consolidated and amended class action complaint was filed combining these claims into one action. The suits allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, by making untrue statements or omitting material facts, in connection with sales of the Company's Class A Common Stock by the plaintiff and others in the purported class between November 13, 1996 and December 22, 1996. The suit generally seeks, among other things, certification as a class and an award of damages in an amount to be determined at trial. On May 24, 1999, the court granted the defendants' motion and dismissed Counts I and II of the complaint with prejudice, and dismissed Count III (Section 20A of the Exchange Act) with leave to amend. On July 22, 1999, plaintiffs filed an amended complaint against defendants Johnson, Rochon, Berrard and Hudson. On September 13, 1999, all parties submitted a stipulation to the court which provides for a dismissal with prejudice of all claims. Upon entry by the court of the agreed final judgement, all claims in this action will be dismissed with prejudice, with no liability to any of the defendants.

     On October 9, 1997, Bernard Kalishman filed a purported shareholder derivative and class action lawsuit on behalf of the Company, as nominal defendant, against Messrs. Huizenga, Berrard, Johnson, Rochon, Hudson and Egan, each as director of the Company and Richard Evans and William Torrey, both former directors of the Company, in the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit alleges, among other things, that each of the defendants (other than Mr. Egan) breached contractual and fiduciary obligations owed to the Company and its stockholders by engaging in self-dealing transactions in connection with the Company's purchase of Hyatt Regency Pier 66 Hotel and Marina and the Radisson Bahia Mar Resort and Yachting Center. The suit seeks to impose a constructive trust on alleged excessive compensation paid to the prior owners of Pier 66 and Bahia Mar or to have damages assessed against the defendants or to rescind the transaction. The amended complaint also added claims similar to those alleged in the class action lawsuit described in the paragraph above and dropped Mr. Egan as a defendant. On June 3, 1999, the court granted the defendants' motion to dismiss the derivative claims with prejudice. On June 11, 1999, the plaintiff moved for rehearing on certain aspects of the court's order, which motion has not yet been reheard. The Company intends to continue vigorously defending against this suit. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

     Decoma Miami Associates, Ltd. ("Decoma"), a Florida limited partnership in which the Company has a 78% interest, has a contract (the MAC ) with the Miami Sports and Exhibition Authority (MSEA), an agency of the City of Miami, to operate the Miami Arena through July 8, 2020. In a complaint filed in the Eleventh Judicial Circuit in and for Dade County, Florida on June 17, 1996, subsequently amended on December 5, 1997, Decoma sought, among other relief, a declaration that the MAC had been breached by MSEA's improper transfer to the City of Miami of certain tax revenue that MSEA had pledged under the MAC for the benefit of the Miami Arena and other limited applications. On September 9, 1999 the court ruled that MSEA's improper transfer of tax revenue violated the MAC and that Decoma was entitled to terminate the MAC and entered a judgement against MSEA for liquidated damages in the amount of approximately $12 million. In the event MSEA should appeal this ruling, Decoma intends to continue to vigorously enforce its remedies under the MAC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Class A Common Stock began trading on The Nasdaq National Market on November 13, 1996 under the symbol "PUCK." On July 11, 1997, the Class A Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PAW." On September 29, 1999, the Class A Common Stock began trading on the NYSE under the symbol "RST". The following table sets forth, for the periods indicated, the range of the high and low sales prices per share for the Class A Common Stock.

                                                               PRICE RANGE OF
                                                                  CLASS A
                                                                COMMON STOCK
                                                              ----------------
                                                               HIGH      LOW
                                                              -------  -------
FISCAL YEAR ENDED JUNE 30, 1999:
  First Quarter.............................................  $19 5/16  $10 3/4
  Second Quarter............................................   12 1/16    7 7/8
  Third Quarter.............................................   10 7/8    7 3/4
  Fourth Quarter............................................   11 3/16    7 7/16
FISCAL YEAR ENDED JUNE 30, 1998:
  First Quarter.............................................  $24 5/8  $17 7/8
  Second Quarter............................................   24 3/4   16 5/8
  Third Quarter.............................................   22 1/2   15 15/16
  Fourth Quarter............................................   22 3/8   17 1/2

     On September 17, 1999, the last reported sales price of the Class A Common Stock on the New York Stock Exchange was 9 5/8. As of the same date, there were approximately 9,200 holders of record of the Class A Common Stock.

     Since its inception, the Company has not paid any cash dividends on the Class A Common Stock or the Class B Common Stock. The Company does not intend to pay any cash dividends with respect to its common stock in the foreseeable future. Certain of the Company's credit facilities restrict the ability of the Company to pay dividends. In addition, the NHL Constitution and Bylaws prohibit the Company from paying cash dividends, unless paying such cash dividends will not impair the Company's ability to (1) meet its projected expenses for the ensuing annual period without the use of borrowed funds, other than short-term borrowings and (2) maintain adequate reserves to fund the future payment of all deferred player compensation and other deferred obligations for past services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        YEAR ENDED JUNE 30,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Leisure and recreation............  $324,127    $252,603    $ 17,567    $     --    $     --
  Entertainment and sports..........    62,608      40,642      36,695      34,087      17,746
                                      --------    --------    --------    --------    --------
  Total revenue.....................   386,735     293,245      54,262      34,087      17,746
Operating expenses:
  Cost of leisure and recreation
     services.......................   141,456     110,084       6,658          --          --
  Cost of entertainment and sports
     services.......................    52,901      45,919      35,135      35,958      17,210
  Selling, general and
     administrative expenses........   101,023      91,579      15,150       8,371       5,569
  Amortization and depreciation.....    31,176      23,155       5,698       9,815       6,266
                                      --------    --------    --------    --------    --------
Operating income (loss).............    60,179      22,508      (8,379)    (20,057)    (11,299)
Interest and other income...........     6,097       5,251       1,923         122          38
Interest and other expense..........   (56,249)    (24,673)     (3,364)     (5,030)     (3,741)
Minority interest...................      (339)     (1,813)       (440)       (174)       (384)
                                      --------    --------    --------    --------    --------
Income (loss) before extraordinary
  item..............................     9,688       1,273     (10,260)    (25,139)    (15,386)
Extraordinary item -- early
  extinguishment of debt............    (4,287)         --          --          --          --
                                      --------    --------    --------    --------    --------
Net income (loss)...................  $  5,401    $  1,273    $(10,260)   $(25,139)   $(15,386)
                                      ========    ========    ========    ========    ========
Net income (loss) per
  share -- diluted..................  $   0.15    $   0.04    $  (0.74)   $  (4.76)   $  (2.96)
                                      ========    ========    ========    ========    ========
Shares used to compute diluted
  income (loss) per share...........    37,146      34,888      13,829       5,276       5,203
                                      ========    ========    ========    ========    ========
OTHER DATA:
Net cash flow from operating,
  investing and financing
  activities........................  $(27,006)   $ 23,519    $ 13,244    $   (772)   $   (210)
EBITDA:
  Leisure and recreation............  $101,013    $ 72,478    $  5,512    $     --    $     --
  Entertainment and sports..........     4,563     (12,092)     (6,040)    (10,120)     (4,995)
  Corporate.........................    (8,124)     (9,472)       (230)         --          --
                                      --------    --------    --------    --------    --------
          Total EBITDA(1)...........  $ 97,452    $ 50,914    $   (758)   $(10,120)   $ (4,995)
Membership fees deferred during.....        --          --          --
  the period(2).....................     8,198       5,814          --          --          --
                                      --------    --------    --------    --------    --------
Adjusted EBITDA(3)..................  $105,650    $ 56,728    $   (758)   $(10,120)   $ (4,995)
EBITDA margin(4)....................        25%         17%         (1)%       (30)%       (28)%
Adjusted EBITDA margin(5)...........        27%         19%         (1)%       (30)%       (28)%
Capital expenditures................  $ 99,912    $ 51,206    $  1,494    $    140    $    161

                                                                  AT JUNE 30,
                                           ---------------------------------------------------------
                                              1999         1998        1997       1996       1995
                                           ----------   ----------   --------   --------   ---------
BALANCE SHEET DATA:
Cash and cash equivalents................  $   10,222   $   37,228   $ 13,709   $    465   $   1,237
Restricted cash..........................  $   44,830   $   29,296   $ 30,110   $     --   $      --
Total current assets.....................  $   96,491   $  111,182   $ 70,590   $  3,756   $   3,408
Total assets.............................  $1,284,904   $1,128,207   $600,392   $ 47,760   $  53,587
Total current liabilities................  $  116,224   $  403,096   $ 46,375   $ 67,786   $  50,292
Total debt...............................  $  584,105   $  540,626   $186,056   $ 85,172   $  67,226
Non-current obligations..................  $  676,576   $  292,708   $251,003   $ 28,277   $  25,643
Shareholders' equity (deficit)...........  $  490,280   $  430,511   $301,153   $(48,303)  $ (22,348)

---------------

(1) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, minority interest and extraordinary items. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(2) Represents the annual change in deferred revenue from the Premier Club at the Boca Raton Resort and Club and Grande Oaks Golf Club. The Premier Club currently requires a non-refundable initial membership fee. Initial membership fees are recorded as revenue over the estimated life of the membership. Unrecognized portions of the initial membership fees are included in deferred revenue (for the current portion) and other non-current liabilities (for the non-current portion) on the Consolidated Balance Sheets.
(3) Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the period.
(4) EBITDA margin is defined as EBITDA divided by revenue.
(5) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by the sum of revenue plus net membership fees deferred during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company which are included elsewhere herein.

ACQUISITIONS

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations. Each of the acquisitions summarized below, with the exception of Decoma Miami Associates, Ltd. which took place prior to the initial public offering ("IPO"), have been accounted for under the purchase method of accounting and are included in the historical financial statements from the date of acquisition. No significant acquisitions were made during the year ended June 30, 1999.

ACQUISITIONS MADE DURING THE YEAR ENDED JUNE 30, 1998

     In April 1998, the Company acquired the Edgewater Beach Hotel for $41.2 million, $20.7 million of which was paid in cash at closing and $20.5 million of which was paid in cash in September 1998.

     In March 1998, the Company acquired the Arizona Biltmore Hotel in exchange for (1) payment of $126.0 million in cash at closing, (2) payment of $99.8 million in cash in December 1998, (3) payment of $500,000 in cash in August 1999, (4) warrants to purchase 500,000 shares of Class A Common Stock exercisable at $24.00 per share at any time, in whole or in part, through March 2003 and (5) the assumption of $63.1 million of debt. The Company also agreed to pay up to $50.0 million to the sellers conditioned upon their satisfactory execution of certain developmental plans. The plans were delivered to the Company in acceptable form in December 1998. The obligation was recorded as an increase to intangible assets and notes payable. The $50.0 million is payable in three equal annual cash installments, the first of which was made in April 1999. An additional $8.3 million was prepaid in August 1999.

     In November 1997, the Company acquired certain assets associated with Grande Oaks Golf Club (formerly known as Rolling Hills Golf Club) in exchange for $8.0 million in cash. The assets acquired consist of an 18-hole golf course and a separate 9-hole golf course, a parking lot and 86 acres of undeveloped land adjacent to the golf course. Since its acquisition, the Company has redesigned the golf course and constructed a new clubhouse that was reopened in June 1999.

     In August 1997, the Company acquired its initial 68% ownership interest (325 of the 474 units) in the Registry Resort at Pelican Bay for (1) 918,174 shares of Class A Common Stock, (2) warrants to purchase 325,000 shares of Class A Common Stock (300,000 of which are exercisable at $25.85 per share and 25,000 of which are exercisable at $23.50 per share) and (3) $75.5 million in cash. The warrants vest ratably on a quarterly basis and become fully exercisable on December 31, 1999. The warrants expire in October 2003. As of June 30, 1998, the Company acquired all but one of the remaining units of the property for additional payments of $30.6 million (net of the payoff of certain mortgage notes receivable to the Company associated with additional units). The Company acquired the last unit in July 1998.

ACQUISITIONS MADE DURING THE YEAR ENDED JUNE 30, 1997

     In June 1997, the Company acquired substantially all of the net assets of the Boca Raton Resort and Club in exchange for (1) 272,303 shares of Class A Common Stock, (2) rights to acquire 4,242,586 shares of Class A Common Stock for no additional consideration and (3) warrants to purchase 869,810 shares of Class A Common Stock at a purchase price of $29.01 per share. Half of the warrants expired in December 1998 and the remaining warrants expire in December 1999.

     In May 1997, the Company acquired the rights to operate Gold Coast Ice Arena in exchange for 34,760 shares of Class A Common Stock. Gold Coast Ice Arena provides open skating, ice hockey leagues and other programs to the public.

     In March 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Hyatt Regency Pier 66 Hotel and Marina for 4,450,000 shares of Class A Common Stock.

     In March 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Radisson Bahia Mar Resort and Yachting Center in exchange for 3,950,000 shares of Class A Common Stock.

     In January 1997, the Company acquired certain assets relating to the Incredible Ice Arena in exchange for (1) $1.0 million in cash, (2) 212,766 shares of Class A Common Stock and (3) the assumption of a maximum of $8.1 million in construction-related obligations. The Incredible Ice Arena provides open skating, ice hockey leagues and other ice programs to the public.

     Prior to the completion of the IPO, the Company acquired from Mr. Huizenga, the Company's Chairman, approximately 78% of the partnership interest in Decoma Miami Associates, Ltd., an entity which manages the Miami Arena, in exchange for 870,968 shares of Class A Common Stock. This transaction was accounted for on a historical cost basis in a manner similar to a pooling of interests as of the date of the acquisition by Mr. Huizenga.

BUSINESS SEGMENT INFORMATION

     The accompanying table outlines business segment operating data (in 000's).

                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUE:
  Leisure and recreation....................................  $324,127   $252,603   $ 17,567
  Entertainment and sports..................................    62,608     40,642     36,695
                                                              --------   --------   --------
          Total revenue.....................................   386,735    293,245     54,262
OPERATING EXPENSES:
  Cost of services:
     Cost of leisure and recreation services................   141,456    110,084      6,658
     Cost of entertainment and sports services..............    52,901     45,919     35,135
  Selling, general and administrative expenses:
     Leisure and recreation.................................    83,427     71,800      5,397
     Entertainment and sports...............................     8,415     10,002      7,854
     Corporate..............................................     9,181      9,777      1,899
  Amortization and depreciation:
     Leisure and recreation.................................    28,225     17,950      1,459
     Entertainment and sports...............................     2,833      5,168      4,239
     Corporate..............................................       118         37         --
                                                              --------   --------   --------
          Total operating expenses..........................   326,556    270,737     62,641
                                                              --------   --------   --------
  Operating income (loss):
     Leisure and recreation.................................    71,019     52,769      4,053
     Entertainment and sports...............................    (1,541)   (20,447)   (10,533)
     Corporate..............................................    (9,299)    (9,814)    (1,899)
                                                              --------   --------   --------
          Total operating income (loss).....................    60,179     22,508     (8,379)
Interest and other income...................................     6,097      5,251      1,923
Interest and other expense..................................   (56,249)   (24,673)    (3,364)
Minority interest...........................................      (339)    (1,813)      (440)
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................     9,688      1,273    (10,260)
Extraordinary item -- early extinguishment of debt..........    (4,287)        --         --
                                                              --------   --------   --------
Net income (loss)...........................................  $  5,401   $  1,273   $(10,260)
                                                              ========   ========   ========
EBITDA:
  Leisure and recreation....................................  $101,013   $ 72,478   $  5,512
  Entertainment and sports..................................     4,563    (12,092)    (6,040)
  Corporate.................................................    (8,124)    (9,472)      (230)
                                                              --------   --------   --------
          Total.............................................  $ 97,452   $ 50,914   $   (758)
                                                              ========   ========   ========
ADJUSTED EBITDA:
  Leisure and recreation....................................  $109,211   $ 78,292   $  5,512
  Entertainment and sports..................................     4,563    (12,092)    (6,040)
  Corporate.................................................    (8,124)    (9,472)      (230)
                                                              --------   --------   --------
          Total.............................................  $105,650   $ 56,728   $   (758)
                                                              ========   ========   ========

SEASONALITY

     The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its gross revenue and net earnings. Peak season at the resorts extends from January through April while regular season for the Panthers commences in October and ends in April.

IMPACT OF INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenue and results of operations. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenue or earnings during fiscal 2000. Many of the costs of operating the resorts can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates (as well as other changing market conditions). The Company has less flexibility in changing group rates since guest reservations are typically made up to one year in advance of the stay. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be adversely affected.

CONSOLIDATED RESULTS OF OPERATIONS

     Net income totaled $5.4 million and $1.3 million for the years ended June 30, 1999 and 1998, respectively. Net loss totaled $10.3 million for the year ended June 30, 1997. The improvement in operating results from June 30, 1998 to June 30, 1999 was due to better performance from each of the Company's business segments, partially offset by higher interest expense on greater average outstanding indebtedness. The improvement in operating results from June 30, 1997 to June 30, 1998 was the result of an increase in the number of resort properties under ownership during the year ended June 30, 1998 (due to business acquisitions). The improved operating results during the year ended June 30, 1998 were partially offset by higher corporate general and administrative expenses and higher losses from the entertainment and sports business. Additional information relating to the operating results for each business segment is set forth below.

LEISURE AND RECREATION

     The improvement in operating results from June 30, 1997 to June 30, 1998 was primarily due to business acquisitions. Accordingly, the discussion below is limited to a discussion of variations in operating results from June 30, 1998 to June 30, 1999.

  Revenue

     Leisure and recreation revenue totaled $324.1 million and $252.6 million for the years ended June 30, 1999 and 1998, respectively. The increase was partially the result of a full year of operations for the Arizona Biltmore Hotel and the Edgewater Beach Hotel, which were both purchased in the second half of fiscal 1999. In addition, the average daily rate ("ADR") for the Company's resort portfolio increased to $201 for the year ended June 30, 1999, from $189 for the year ended June 30, 1998. The improvement in ADR was partially offset by a slight decrease in the average occupancy rate. Nonetheless, total revenue per available room ("REVPAR") increased to $313 for the year ended June 30, 1999, from $290 for the year ended June 30, 1998. More than 50% of revenue for each year was derived from non-room sources such as food and beverage sales, yachting and marina revenue, club memberships, retail and other resort amenities. Non-room revenue for the year ended June 30, 1999 increased to $183.7 million, compared to $142.5 million for the year ended June 30, 1998. Total revenue per available customer increased to $454 for the year ended June 30, 1999, from $413 for the year ended June 30, 1998.

  Operating Expenses

     Cost of leisure and recreation services totaled $141.5 million or 44% of revenue for the year ended June 30, 1999, compared to $110.1 million or 44% of revenue for the year ended June 30, 1998. Cost of leisure and recreation services, which was proportionate with revenue for each period, primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

     Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $83.4 million or 26% of revenue for year ended June 30, 1999, compared to $71.8 million or 28% of revenue for the year ended June 30, 1998. S,G&A as a percent of revenue improved for the year ended June 30, 1999 primarily because of certain cost efficiencies from business integration such as consolidated marketing efforts and reduced overhead for such items as insurance and professional fees. S,G&A primarily consisted of various fixed, indirect costs, including utility and property costs, real estate taxes, insurance, management and franchise agreement fees and administrative salaries and expenses.

     Amortization and depreciation expense for the leisure and recreation business was $28.2 million and $18.0 million for the years ended June 30, 1999 and 1998, respectively. The increase was primarily because the Company owned the Arizona Biltmore Hotel and the Edgewater Beach Hotel for the entire year during fiscal 1999.

  Operating Income

     Operating income for the leisure and recreation business totaled $71.0 million and $52.7 million for the years ended June 30, 1999 and 1998, respectively. The primary factors contributing to the improvement are (1) an increase in revenue due to a full year of operations from the Arizona Biltmore Hotel and the Edgewater Beach Hotel (2) improvements in ADR and REVPAR for the aggregate resort portfolio and (3) higher profit margins as a result of cost efficiencies from business integration.

ENTERTAINMENT AND SPORTS

     The primary component of the entertainment and sports business is the Panthers and related arena operations. Revenue and direct expenses associated with the team are recorded over the regular hockey season. Operating losses were $1.5 million, $20.4 million and $10.5 million for the years ended June 30, 1999, 1998 and 1997, respectively. Improvements in operating results from June 30, 1998 to June 30, 1999 were primarily attributable to the Panthers move from the Miami Arena to the newly constructed National Car Rental Center where the Panthers serve as primary tenants and share in all revenue streams. The decrease in operating results from June 30, 1997 to June 30, 1998 was primarily the result of higher Panthers' player salaries and the teams' failure to make the playoffs.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses totaled $9.2 million and $9.8 million and $1.9 million for the years ended June 30, 1999, 1998, and 1997, respectively. The decrease from June 30, 1998 to June 30, 1999 was because certain non-recurring professional fees were incurred during fiscal 1998. The increase from June 30, 1997 to June 30, 1998 was substantially the result of additional legal, accounting, treasury and other corporate general and administrative expenses associated with the Company's (1) increase in total revenue and assets, (2) diversification into the resort hospitality business and
(3) public company compliance and reporting activities.

INTEREST AND OTHER INCOME

     Interest and other income totaled $6.1 million, $5.3 million and $1.9 million for the years ended June 30, 1999, 1998 and 1997, respectively, and primarily include expansion fee revenue and interest earned on cash and cash equivalents. Expansion fee revenue represents the Panthers' share of a franchise fee paid by new clubs being admitted into the NHL. The increase in interest and other income from June 30, 1997 to June 30, 1998 was primarily because $2.9 million was received in expansion fee revenue during the year ended June 30, 1998, while no amounts were received during the year ended June 30, 1997.

INTEREST AND OTHER EXPENSE

     Interest expense totaled $56.2 million, $24.7 million and $3.4 million for the years ended June 30, 1999, 1998 and 1997, respectively. The increase in interest expense during the periods was the result of higher debt levels assumed or originated in connection with the acquisitions of resorts. In addition, the average cost of borrowing increased from 8.2% for the year ended June 30, 1998 to 10.7% for the year ended June 30, 1999 primarily because 200 basis points (or $12.2 million) in fees were expensed for certain short-term financing which was repaid during the fourth quarter of fiscal 1999.

MINORITY INTEREST

     Minority interest totaled $339,000, $1.8 million and $440,000 for the years ended June 30, 1999, 1998 and 1997, respectively. Minority interest increased during the year ended June 30, 1998 as a result of the initial 32% minority interest in the Registry Resort at Pelican Bay (due to the Company's acquisition of a 68% interest in the property in August 1997). By June 30, 1998, the Company had increased its interest in the Registry Resort at Pelican Bay to 99% and acquired the remaining 1% in July 1998. Minority interest for each period presented also includes minority shareholders' proportionate share of the equity in Decoma Miami Associates Ltd.

EXTRAORDINARY LOSS

     In April 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 in a private placement offering. The net proceeds of the offering were approximately $328.3 million and were used to retire short-term and long-term indebtedness. In connection with the retirement of such debt, the Company charged to operations debt issuance costs related to the extinguished debt and recognized a $4.3 million extraordinary loss.

EBITDA

     EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, minority interest and extraordinary items. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and is thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies. EBITDA totaled $97.5 million, $50.9 million and $(758,000) for the years ended June 30, 1999, 1998 and 1997, respectively. The improvement in EBITDA was attributable to better operating results for each business segment during the year ended June 30, 1999.

ADJUSTED EBITDA

     Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the period. The net membership fees deferred during the period represents the annual change in deferred revenue from the Premier Club at the Boca Raton Resort and Club and Grande Oaks Golf Club. Adjusted EBITDA totaled $105.7 million, $56.7 million and $(758,000) for the years ended June 30, 1999, 1998 and 1997, respectively. The improvement in adjusted EBITDA was attributable to better operating results for each business segment combined with higher deferred Premier Club initiation fees during the year ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased to $10.2 million at June 30, 1999, from $37.2 million at June 30, 1998. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $68.8 million, $37.7 million and $2.9 million for the years ended June 30, 1999, 1998 and 1997, respectively. The increase in cash flow from operations from June 30, 1998 to June 30, 1999 was the result of receiving more cash flow from each business segment. The increase in cash flow from June 30, 1997 to June 30, 1998 was primarily the result of owning the Boca Raton Resort and Club, the Hyatt Regency Pier 66 Hotel and Marina and the Radisson Bahia Mar Resort and Yachting Center for the entire period during 1998.

  Net Cash Used in Investing Activities

     Net cash used in investing activities amounted to $115.4 million, $293.4 million and $515,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     There were no significant businesses acquired during the year ended June 30, 1999. During the year ended June 30, 1998, cash used in business acquisitions and to acquire additional interests in a consolidated subsidiary of the Company amounted to $260.8 million. During that year, the Company (1) acquired its initial 68% ownership interest in the Registry Resort at Pelican Bay of which $75.5 million of the purchase price was paid in cash, (2) closed on additional units of the Registry Resort at Pelican Bay of which $30.6 million of the purchase price was paid in cash, (3) acquired Grande Oaks Gulf Club for $8.0 million, (4) acquired the Arizona Biltmore Hotel of which $126.0 million of the purchase price was paid in cash and (5) acquired the Edgewater Beach Hotel of which $20.7 million of the purchase price was paid in cash. All resort acquisitions during the year ended June 30, 1997 involved the issuance of common stock or the assumption of debt in lieu of payment in cash.

     Capital expenditures increased by $48.7 million to $99.9 million during the year ended June 30, 1999, compared to $51.2 million for the year ended June 30, 1998. Capital expenditures totaled $1.5 million during the year ended June 30, 1997. During the year ended June 30, 1999, the Company spent $28.6 million on the acquisition of land in Naples and Plantation, Florida. The Company plans to use the parcels to construct additional recreational amenities that would be available to guests of its Naples' and Fort Lauderdale resorts as well as Premier Club members. Other capital spending during the year ended June 30, 1999 related to continued development and construction at Grande Oaks Golf Club, continued construction of the 122 guestroom addition at the Arizona Biltmore Hotel and other recurring furniture, fixture and equipment improvements at the resorts. The capital expenditures for the year ended June 30, 1997 were primarily associated with the Boca Raton Resort and Club's expansion program. The expansion included an 18 court tennis club (which added to the existing 12 courts located in a separate complex), a new Bates-designed championship golf course and a new 140,000 square foot conference center.

     Under covenants to a senior note payable secured by the Boca Raton Resort and Club, the Company is required to deposit excess operating cash into reserve accounts which are accumulated and restricted to support future debt service, facility expansion, furniture, fixture and equipment replacement and real estate tax payments. Additionally, the Company's loan agreement for the Arizona Biltmore Hotel requires the maintenance of customary capital expenditure reserve funds for the replacement of assets. These reserve funds are classified as restricted cash on the Consolidated Balance Sheets. The entertainment and sports business also maintains restricted cash relating to the National Car Rental Center. Restricted cash increased by $13.5 million during the year ended June 30, 1999, compared to a decrease of $13.2 million during the year ended June 30, 1998.

  Cash Provided By Financing Activities

     Net cash provided by financing activities amounted to $19.6 million, $279.2 million and $10.9 million for the years ended June 30, 1999, 1998 and 1997, respectively. During the year ended June 30, 1999, the Company raised approximately $40.0 million in net proceeds from the private placement sale of 4,022,561 shares of Class A Common Stock. The Company also raised approximately $15.7 million in net proceeds from a rights offering covering 1,575,621 shares of Class A Common Stock. However, the Company made $35.7 million in repayments, net of borrowings, under credit facilities during the year ended June 30, 1999. During the year ended June 30, 1998, the Company received $108.5 million of net proceeds from the sale of Class A Common Stock and $170.7 million in borrowings, net of repayments, under debt facilities. During the year ended June 30, 1997, the Company completed its IPO for an aggregate of 7,300,000 shares of Class A Common Stock, which resulted in net proceeds of $66.3 million. A portion of the net proceeds from the IPO was used to retire debt. The Company also sold 2,460,000 shares of Class A Common Stock in a private placement transaction, which yielded net proceeds of $65.6 million during the year ended June 30, 1997.

  Capital Resources

     The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include revenue from (1) room rentals, food and beverage sales, retail sales and golf, tennis, marina and conference services at the resorts (2) Premier Club memberships at the Boca Raton Resort and Club and Grande Oaks Golf Club and (3) ticket, broadcasting, sponsorship, arena operations and other revenue derived from ownership of the Panthers. The primary external sources of liquidity have been the issuance of equity and debt securities and borrowing under term loans and lines-of-credit.

     During the year ended June 30, 1999, management was successful in refinancing all of the Company's short-term indebtedness. In April 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 in a private placement offering. In addition, the Company obtained a new three-year, secured credit facility in the amount of $146 million and repaid its indebtedness under its $35 million credit facility. As of June 30, 1999, the Company had aggregate availability of $139.2 million under its two lines-of-credit. As a result of this availability and expected cash from operations, management believes the Company has sufficient funds to make its planned capital expenditures and support on-going operations, including meeting debt service obligations.

YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations.

     The Company has completed an assessment relative to the modification or replacement of portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has also reviewed its non-information technology systems with respect to Y2K issues. In addition, communication with third parties has been undertaken to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Y2K issues. The Y2K remediation project is substantially complete with a total project cost of approximately $500,000.

     The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be remedied for the Y2K issue on time or that a failure to remedy the problem by another company would not have a material adverse effect on the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   28
Consolidated Balance Sheets as of June 30, 1999 and 1998....   29
Consolidated Statements of Operations for the Years Ended
  June 30, 1999, 1998 and 1997..............................   30
Consolidated Statements of Shareholders' Equity (Deficit)
  for the Years Ended June 30, 1999, 1998 and 1997..........   31
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1999, 1998 and 1997..............................   32
Notes to Consolidated Financial Statements..................   33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Boca Resorts, Inc.:

     We have audited the accompanying consolidated balance sheets of Boca Resorts, Inc. (a Delaware corporation, formerly Florida Panthers Holdings, Inc.) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boca Resorts, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  August 19, 1999.

                               BOCA RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 1999         1998
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   10,222   $   37,228
  Restricted cash...........................................      44,830       29,296
  Accounts receivable, net..................................      24,349       28,574
  Inventory.................................................       7,295        6,499
  Current portion of Premier Club notes receivable..........       3,427        4,089
  Other current assets......................................       6,368        5,496
                                                              ----------   ----------
          Total current assets..............................      96,491      111,182
Property and equipment, net.................................   1,032,497      959,214
Intangible assets, net......................................     116,427       36,926
Long-term portion of Premier Club notes receivable, net.....       7,073        7,828
Other assets................................................      32,416       13,057
                                                              ----------   ----------
          Total assets......................................  $1,284,904   $1,128,207
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $   57,178   $   41,326
  Current portion of deferred revenue.......................      27,581       35,114
  Short-term debt...........................................          --      318,250
  Current portion of lines-of-credit and notes payable......      26,500        4,540
  Other current liabilities.................................       4,965        3,866
                                                              ----------   ----------
          Total current liabilities.........................     116,224      403,096
Lines-of-credit and notes payable...........................     217,605      217,836
Premier Club refundable membership fees.....................      62,903       65,046
Other non-current liabilities...............................      17,211        9,826
Deferred income taxes payable...............................      38,857           --
Senior subordinated notes payable...........................     340,000           --
Minority interest...........................................       1,824        1,892
Commitments and contingencies (Note 13)
Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 40,551,370 and 34,888,358 shares issued
     and outstanding at June 30, 1999 and 1998,
     respectively...........................................         406          349
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     June 30, 1999 and 1998.................................           3            3
  Contributed capital.......................................     486,421      432,110
  Retained earnings (accumulated deficit)...................       3,450       (1,951)
                                                              ----------   ----------
          Total shareholders' equity........................     490,280      430,511
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $1,284,904   $1,128,207
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  Leisure and recreation....................................  $324,127   $252,603   $ 17,567
  Entertainment and sports..................................    62,608     40,642     36,695
                                                              --------   --------   --------
          Total revenue.....................................   386,735    293,245     54,262
Operating expenses:
  Cost of leisure and recreation services...................   141,456    110,084      6,658
  Cost of entertainment and sports services.................    52,901     45,919     35,135
  Selling, general and administrative expenses..............   101,023     91,579     15,150
  Amortization and depreciation.............................    31,176     23,155      5,698
                                                              --------   --------   --------
          Total operating expenses..........................   326,556    270,737     62,641
                                                              --------   --------   --------
Operating income (loss).....................................    60,179     22,508     (8,379)
Interest and other income...................................     6,097      5,251      1,923
Interest and other expense..................................   (56,249)   (24,673)    (3,364)
Minority interest...........................................      (339)    (1,813)      (440)
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................     9,688      1,273    (10,260)
Extraordinary item -- early extinguishment of debt..........    (4,287)        --         --
                                                              --------   --------   --------
          Net income (loss).................................  $  5,401   $  1,273   $(10,260)
                                                              ========   ========   ========
Basic and diluted income (loss) per share:
Income (loss) before extraordinary item.....................  $   0.26   $   0.04   $  (0.74)
Extraordinary item -- early extinguishment of debt..........     (0.11)        --         --
                                                              --------   --------   --------
Net income (loss) per share.................................  $   0.15   $   0.04   $  (0.74)
                                                              ========   ========   ========
Shares used in computing net income (loss) per
  share -- basic............................................    36,993     34,334     13,829
                                                              ========   ========   ========
Shares used in computing net income (loss) per
  share -- diluted..........................................    37,146     34,888     13,829
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                   CLASS A           CLASS B
                                COMMON STOCK      COMMON STOCK
                              ----------------   ---------------                   RETAINED         TOTAL
                              NUMBER             NUMBER            CONTRIBUTED    EARNINGS/     SHAREHOLDERS'
                                OF                 OF                CAPITAL     (ACCUMULATED      EQUITY
                              SHARES    AMOUNT   SHARES   AMOUNT    (DEFICIT)      DEFICIT)       (DEFICIT)
                              ------    ------   ------   ------   -----------   ------------   -------------
Balance, June 30, 1996.......    871     $  9      --       $--     $(48,312)      $    --        $(48,303)
  Recapitalization...........  4,150       41     255        3        40,919            --          40,963
  Sales of common stock......  9,760       98      --       --       131,780            --         131,878
  Stock issued in
     acquisitions............ 13,149      131      --       --       181,884            --         182,015
  Warrants issued in
     acquisition.............     --       --      --       --         5,000            --           5,000
  Net loss...................     --       --      --       --        (7,036)       (3,224)        (10,260)
  Dividends -- Decoma
     Entities................     --       --      --       --          (140)           --            (140)
                              ------     ----     ---       --      --------       -------        --------
Balance, June 30, 1997....... 27,930      279     255        3       304,095        (3,224)        301,153
  Sales of common stock......  6,000       60      --       --       108,456            --         108,516
  Stock issued in
     acquisitions............    918        9      --       --        16,778            --          16,787
  Warrants issued in
     acquisition.............     --       --      --       --         2,375            --           2,375
  Net income.................     --       --      --       --            --         1,273           1,273
  Exercise of stock
     options.................     40        1      --       --           406            --             407
                              ------     ----     ---       --      --------       -------        --------
Balance, June 30, 1998....... 34,888      349     255        3       432,110        (1,951)        430,511
  Sales of common stock......  5,598       56      --       --        55,672            --          55,728
  Net income.................     --       --      --       --            --         5,401           5,401
  Stock issued in
     acquisitions............     63        1      --       --           549            --             550
  Tax effect of stock
     issuance to acquire an
     asset...................     --       --      --       --        (1,930)           --          (1,930)
  Exercise of stock
     options.................      2       --      --       --            20            --              20
                              ------     ----     ---       --      --------       -------        --------
Balance, June 30, 1999....... 40,551     $406     255       $3      $486,421       $ 3,450        $490,280
                              ======     ====     ===       ==      ========       =======        ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,
                                 (IN THOUSANDS)

                                                                1999        1998        1997
                                                              ---------   ---------   --------
Operating activities:
  Net income (loss).........................................  $   5,401   $   1,273   $(10,260)
  Extraordinary loss on early extinguishment of debt........      4,287          --         --
  Adjustments to reconcile income (loss) before
     extraordinary item to net cash provided by operating
     activities:
     Amortization and depreciation..........................     31,176      23,155      5,698
     Imputed interest on indebtedness with no stated rate...      1,283          --         --
     Income applicable to minority interest.................        339       1,813        440
  Changes in operating assets and liabilities (excluding the effects of business acquisitions):
     Accounts receivable....................................      4,225        (489)     1,876
     Other assets...........................................      7,449      (4,059)      (512)
     Accounts payable and accrued expenses..................     15,852     (20,091)     2,205
     Deferred revenue and other liabilities.................     (1,192)     36,086      3,423
                                                              ---------   ---------   --------
          Net cash provided by operating activities.........     68,820      37,688      2,870
                                                              ---------   ---------   --------
Investing activities:
  Cash acquired in business acquisitions....................         --      16,548      2,055
  Cash used in business acquisitions........................         --    (260,832)    (1,076)
  Capital expenditures......................................    (99,912)    (51,206)    (1,494)
  Change in restricted cash.................................    (15,534)      2,100         --
                                                              ---------   ---------   --------
          Net cash used in investing activities.............   (115,446)   (293,390)      (515)
                                                              ---------   ---------   --------
Financing activities:
  Net proceeds from the sale of common stock................     55,728     108,516    131,878
  Borrowings under credit facilities........................    518,135     251,200     35,000
  Payments under long-term debt and credit facilities.......   (553,837)    (80,509)  (135,915)
  Proceeds from exercise of stock options...................         20         407         --
  Payments of related party indebtedness....................         --          --    (19,209)
  Payment of dividends -- Decoma Entities...................         --          --       (140)
  Distribution to minority interests -- Decoma Entities.....       (426)       (393)      (725)
                                                              ---------   ---------   --------
          Net cash provided by financing activities.........     19,620     279,221     10,889
                                                              ---------   ---------   --------
          Increase (decrease) in cash and cash
            equivalents.....................................    (27,006)     23,519     13,244
Cash and cash equivalents, at beginning of period...........     37,228      13,709        465
                                                              ---------   ---------   --------
Cash and cash equivalents, at end of period.................  $  10,222   $  37,228   $ 13,709
                                                              =========   =========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

1. NATURE OF OPERATIONS

     Boca Resorts, Inc. (the "Company"), which was known as Florida Panthers Holdings, Inc. until September 28, 1999, is an owner and operator of leisure and recreation businesses and entertainment/sports businesses. The leisure and recreation business primarily consists of the ownership and operation of six luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The entertainment and sports business primarily includes the operations of the Florida Panthers Hockey Club (the "Panthers"), the National Car Rental Center (a multi-purpose sports and entertainment complex where the Panthers play their home games) and related arena management operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries after the elimination of significant intercompany accounts and transactions. Minority interest represents minority shareholders' proportionate share of the equity in Decoma Miami Associates Ltd., ("Decoma") the entity that manages the operations of the Miami Arena, and during the year ended June 30, 1998, the Registry Resort at Pelican Bay as well. See Note 4.

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS/RESTRICTED CASH

     Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. Restricted cash consists principally of escrow accounts maintained in accordance with the terms of mortgage-note agreements and cash collected by the Company in its capacity as operator of the National Car Rental Center. See Note 13. Concentration of credit risk and market risk associated with cash, cash equivalents and restricted cash are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short-term nature.

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

                               BOCA RESORTS, INC.

customers who finance their Premier Club membership and generally does not require collateral or a significant allowance for uncollectible balances.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of relatively minor items are charged to expense as incurred. Significant additions, along with interest incurred during the construction period for expansions at the Company's resorts, are capitalized. Interest has been capitalized using the average borrowing rate of the Company. Interest capitalized for the years ended June 30, 1999 and 1998 totaled $5.2 million and $1.3 million, respectively. No interest was capitalized during the year ended June 30, 1997. Depreciation and amortization has been computed using the straight-line method over the following estimated useful lives:

                                                              YEARS
                                                              -----
Building and improvements...................................    40
Land improvements...........................................    15
Leasehold improvements......................................  5-20
Furniture, fixtures and equipment...........................   3-7

DEBT ISSUANCE COSTS

     Costs associated with obtaining financing have been capitalized and are amortized on a straight-line basis (which approximates the interest method) over the terms of the related debt. Debt issuance costs are included in other assets in the accompanying Consolidated Balance Sheets.

INTANGIBLE ASSETS

     The components of unamortized intangible assets as of June 30 were as follows (in 000's):

                                                                1999      1998
                                                              --------   -------
Franchise cost..............................................  $ 20,665   $21,273
Player contract acquisition costs...........................        --       995
Investment in Miami Arena Contract..........................     7,805     8,146
Goodwill....................................................    87,957     6,512
                                                              --------   -------
                                                              $116,427   $36,926
                                                              ========   =======

     The Panthers paid a $50.0 million franchise fee to the NHL when joining the league, of which approximately $25.7 million was allocated to the contracts of players selected in the 1993 expansion draft. The allocation was based upon an independent appraisal of the fair value of the player contracts and is being amortized on a straight-line basis over the estimated useful lives of the contracts. The remaining portion of the franchise fee is being amortized on a straight-line basis over 40 years. Accumulated amortization at June 30, 1999 totaled $29.3 million.

     The Miami Arena is owned by the Miami Sports and Exhibition Authority ("MSEA"), an agency of the City of Miami. Under the terms of the Miami Arena Contract ("MAC") between MSEA and Decoma, Decoma operates the arena. The MAC is scheduled to expire on July 8, 2020. Amounts invested in the MAC are being amortized using the straight-line method over the remaining term of the MAC. Accumulated amortization at June 30, 1999 totaled $2.8 million.

     Goodwill represents the excess of the cost over the fair value of net assets of the acquired business. Goodwill is stated at amortized cost and is amortized on a straight-line basis over 40 years. Accumulated amortization at June 30, 1999 totaled $714,000.

                               BOCA RESORTS, INC.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

     The carrying value of long-lived assets, including intangible assets, is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds fair value. Fair value is determined using management's best estimate of the discounted net operating cash flows over the remaining life of the assets.

FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximates fair value due to their short-term nature. The carrying amounts of Premier Club notes receivable and long-term debt approximates fair value based on discounted future cash flows. The carrying amount of the Company's senior subordinated notes payable is $340.0 million, compared to an estimated fair value of $319.5 million which is based on the quoted market price in the over-the-counter bond market. The fair value of Premier Club refundable membership fees can not be reasonably estimated based on the uncertainty of the maturity.

REVENUE RECOGNITION

     Revenue associated with room rentals, food and beverage sales and other recreational amenity use at the Company's resort properties is recognized when services are rendered. Deferred revenue arises as a normal part of business for advance payments for resort accommodations, club membership dues and club initiation fees. Annual membership dues from the Boca Raton Resort and Club are recognized ratably over the membership year commencing October 1. Initiation fees relating to club memberships of the Boca Raton Resort and Club originating prior to December 31, 1997 are fully refundable and, accordingly, are reflected as a liability captioned Premier Club refundable membership fees in the accompanying Consolidated Balance Sheets. See Note 11. Initiation fees associated with Premier Club memberships originating after December 31, 1997 are non-refundable and are deferred and recognized as revenue over the estimated life of the membership.

     Receipts from tickets, broadcasting, advertising and promotions associated with the Panthers are recorded as revenue on a per game basis over the NHL regular season. Deferred revenue arises as a normal part of business from advance payments for Panthers' season tickets, suite accommodations and advertising.

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

     The Company has obtained disability insurance policies for several of its players under multi-year contracts. Benefits become payable after thirty consecutive games are missed by the insured player. The policies provide for payment of a portion of the player's salary for the remaining term of the contract or until the player can resume playing.

                               BOCA RESORTS, INC.

ADVERTISING EXPENSE

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense was $7.2 million, $5.3 million and $672,000 for the years ended June 30, 1999, 1998 and 1997, respectively. Prepaid advertising for each of the periods presented was not material.

COSTS OF START-UP ACTIVITIES

     Pre-operating, pre-opening, research and development and organization costs are expensed as incurred.

INCOME TAXES

     The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". See Note 18.

STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB No. 25 "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense in connection with stock option grants made to employees. See Note 12.

EARNINGS (LOSS) PER COMMON SHARE

     The Company adopted SFAS No. 128, "Earnings Per Share" during fiscal 1998 and has presented a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income (loss) divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. Warrants totaling 1,259,905, 1,694,810 and 434,905 for the years ended June 30, 1999, 1998 and 1997, respectively, were antidilutive and have been excluded. Options totaling 500,570 were antidilutive in 1997 and, thus, have been excluded. The following table sets forth weighted average shares used to compute basic and diluted earnings per share (in 000's):

                                                               1999     1998     1997
                                                              ------   ------   ------
Basic weighted average shares outstanding...................  36,993   34,334   13,829
Stock options...............................................     153      554       --
                                                              ------   ------   ------
Diluted weighted average shares outstanding.................  37,146   34,888   13,829
                                                              ======   ======   ======

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

3. SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid during the years ended June 30, 1999, 1998 and 1997 totaled $51.1 million, $22.3 million and $1.2 million, respectively. Income taxes paid during the year ended June 30, 1999 totaled $380,000. No income taxes were paid during the years ended June 30, 1998 and 1997.

     The Company issued shares of Class A Common Stock and warrants and exchange rights to acquire shares of Class A Common Stock totaling 62,830, 1,743,174 and 14,032,225 in connection with business acquisitions during the years ended June 30, 1999, 1998 and 1997, respectively. The value of the shares issued or issuable during the years ended June 30, 1999, 1998 and 1997 was $549,000, $19.2 million and $195.6 million, respectively.

                               BOCA RESORTS, INC.

     During the year ended June 30, 1997, in conjunction with the initial public offering ("IPO"), a note payable of approximately $41.0 million to the Company's Chairman, Mr. Huizenga, was exchanged for 4,149,710 shares of Class A Common Stock and 255,000 shares of Class B Common Stock.

4. BUSINESS COMBINATIONS

     Prior to the completion of the IPO, the Company acquired from Mr. Huizenga approximately 78% of the partnership interest in Decoma in exchange for 870,968 shares of Class A Common Stock. This transaction was accounted for on a historical cost basis in a manner similar to a pooling of interests as of the date of the acquisition by Mr. Huizenga.

     The acquisitions of the businesses discussed below have been accounted for under the purchase method of accounting and are included in the historical financial statements from the date of acquisition. No significant business acquisitions were made during the year ended June 30, 1999.

ACQUISITIONS MADE DURING THE YEAR ENDED JUNE 30, 1998

     In April 1998, the Company acquired the Edgewater Beach Hotel for $41.2 million, $20.7 million of which was paid in cash at closing and $20.5 million of which was paid in cash in September 1998.

     In March 1998, the Company acquired the Arizona Biltmore Hotel in exchange for (1) payment of $126.0 million in cash at closing, (2) payment of $99.8 million in cash in December 1998, (3) payment of $500,000 in cash in August 1999, (4) warrants to purchase 500,000 shares of Class A Common Stock exercisable at $24.00 per share at any time, in whole or in part, through March 2003 and (5) the assumption of $63.1 million of debt. The Company also agreed to pay up to $50.0 million to the sellers conditioned upon their satisfactory execution of certain developmental plans. The plans were delivered to the Company in acceptable form in December 1998. The obligation was recorded as an increase to intangible assets and notes payable. The $50.0 million is payable in three equal annual cash installments, the first of which was made in April 1999. An additional $8.3 million was prepaid in August 1999.

     In November 1997, the Company acquired certain assets associated with Grande Oaks Golf Club (formerly known as Rolling Hills Golf Club) in exchange for $8.0 million in cash. The assets acquired consist of an 18-hole golf course and a separate 9-hole golf course, a parking lot and 86 acres of undeveloped land adjacent to the golf course. Since its acquisition, the Company has redesigned the golf course and constructed a new clubhouse that was reopened in June 1999.

     In August 1997, the Company acquired its initial 68% ownership interest (325 of the 474 units) in the Registry Resort at Pelican Bay for (1) 918,174 shares of Class A Common Stock, (2) warrants to purchase 325,000 shares of Class A Common Stock (300,000 of which are exercisable at $25.85 per share and 25,000 of which are exercisable at $23.50 per share) and (3) $75.5 million in cash. The warrants vest ratably on a quarterly basis and become fully exercisable on December 31, 1999. The warrants expire in October 2003. As of June 30, 1998, the Company acquired all but one of the remaining units of the property for additional payments of $30.6 million (net of the payoff of certain mortgage notes receivable to the Company associated with additional units). The Company acquired the last unit in July 1998.

ACQUISITIONS MADE DURING THE YEAR ENDED JUNE 30, 1997

     In June 1997, the Company acquired substantially all of the net assets of the Boca Raton Resort and Club in exchange for (1) 272,303 shares of Class A Common Stock, (2) rights to acquire 4,242,586 shares of Class A Common Stock for no additional consideration and (3) warrants to purchase 869,810 shares of Class A Common Stock at a purchase price of $29.01 per share. As of June 30, 1999, 2.0 million shares of Class A Common Stock have been reserved for issuance in connection with the exchange rights. Such shares have been reflected as issued in the accompanying Consolidated Balance Sheets. Upon issuance of the shares,

                               BOCA RESORTS, INC.

the tax effect of the book-tax bases difference resulting from the exchange is reflected as an adjustment to contributed capital on the accompanying Consolidated Statements of Shareholders Equity (Deficit). Half of the warrants expired in December 1998 and the remaining warrants expire in December 1999.

     In May 1997, the Company acquired the rights to operate Gold Coast Ice Arena in exchange for 34,760 shares of Class A Common Stock. Gold Coast Ice Arena provides open skating, ice hockey leagues and other programs to the public.

     In March 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Hyatt Regency Pier 66 Hotel and Marina for 4,450,000 shares of Class A Common Stock.

     In March 1997, the Company acquired all of the ownership interests, comprised of capital stock and partnership interests, of each of the entities which own, directly or indirectly, all of the general and limited partnership interests in the Radisson Bahia Mar Resort and Yachting Center in exchange for 3,950,000 shares of Class A Common Stock.

     In January 1997, the Company acquired certain assets relating to the Incredible Ice Arena in exchange for (1) $1.0 million in cash, (2) 212,766 shares of Class A Common Stock and (3) the assumption of a maximum of $8.1 million in construction-related obligations. The Incredible Ice Arena provides open skating, ice hockey leagues and other ice programs to the public.

     The Company's unaudited pro forma consolidated results of operations assuming the above acquisitions had been consummated as of the beginning of the period are as follows for the years indicated (in 000's, except per share amounts):

                                                                1998       1997
                                                              --------   --------
Revenue.....................................................  $346,947   $308,174
Net operating income........................................    37,067     39,304
Net income (loss)...........................................    (1,203)      (914)
Pro forma net loss per common share -- basic and diluted....     (0.03)     (0.03)

     The purchase price allocation for business combinations accounted for under the purchase method of accounting, including the subsequent acquisition of additional units of the Registry Resort at Pelican Bay, during the years ended June 30, 1998 and 1997, are as follows (in 000's):

                                                                1998        1997
                                                              ---------   ---------
Cash acquired in business acquisitions......................  $  16,548   $   2,055
Current assets, excluding cash..............................     19,850      55,195
Property and equipment......................................    455,851     482,847
Other assets................................................         39       9,152
Intangible assets...........................................      4,831      39,370
Current liabilities.........................................    (28,355)    (34,161)
Deferred taxes payable......................................     (4,831)    (32,627)
Debt........................................................   (183,879)   (261,971)
Minority interest...........................................        (60)         --
Other non-current liabilities...............................         --     (63,499)
Common stock issued or reserved for issuance................    (19,162)   (195,285)
                                                              ---------   ---------
Cash used in business acquisitions..........................  $ 260,832   $   1,076
                                                              =========   =========

                               BOCA RESORTS, INC.

5. PREMIER CLUB NOTES RECEIVABLE

     The Company offers internal financing to qualified purchasers of Premier Club memberships at the Boca Raton Resort and Club. Based on the terms of the agreements, the gross membership notes will be collected as follows (in 000's):

2000........................................................  $ 3,427
2001........................................................    2,368
2002........................................................    2,239
2003........................................................    1,640
2004........................................................      766
Thereafter..................................................       60
                                                              -------
                                                              $10,500
                                                              =======

6. PROPERTY AND EQUIPMENT, NET

     A summary of property and equipment at June 30 is as follows (in 000's):

                                                                 1999        1998
                                                              ----------   --------
Land and land improvements..................................  $  324,114   $276,870
Buildings and improvements..................................     665,108    642,548
Furniture, fixtures and equipment...........................      70,986     52,147
Construction in progress....................................      19,477      8,196
                                                              ----------   --------
                                                               1,079,685    979,761
Less: accumulated depreciation and amortization.............     (47,188)   (20,547)
                                                              ----------   --------
                                                              $1,032,497   $959,214
                                                              ==========   ========

     Depreciation and amortization expense on property and equipment included in the Consolidated Statements of Operations was approximately $28.3 million, $19.0 million and $1.9 million for the years ended June 30, 1999, 1998 and 1997, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of June 30 consists of the following (in 000's):

                                                               1999      1998
                                                              -------   -------
Other accrued liabilities...................................  $23,600   $19,298
Accounts payable............................................   14,043     8,406
Accrued property taxes......................................    6,190     6,367
Accrued payroll and related costs...........................    6,815     5,872
Accrued interest payable....................................    6,530     1,383
                                                              -------   -------
                                                              $57,178   $41,326
                                                              =======   =======

8. SHORT-TERM DEBT

     In connection with the Company's acquisition of the Edgewater Beach Hotel, a portion of the purchase price ($20.5 million) was financed by the seller. The indebtedness was repaid in September 1998.

     In connection with the Company's acquisition of the Arizona Biltmore Hotel, a portion of the purchase price ($100.3 million) was financed by the seller. The note payable for $99.8 million was repaid in cash in December 1998. The note payable for $500,000 due in April 2001, and classified as a component of long-term

                               BOCA RESORTS, INC.

lines-of-credit and notes payable in the Consolidated Balance Sheets, was prepaid in August 1999. See Note 9.

     The Company had a bridge loan from a bank in the principal amount of $220.0 million (the "Bridge Loan"), of which $198.0 million was outstanding at June 30, 1998. The proceeds from the Bridge Loan were used to pay the cash portion of the purchase price of the Arizona Biltmore Hotel, to acquire remaining units of the Registry Resort at Pelican Bay, to repay certain outstanding indebtedness and for working capital purposes. The Bridge Loan was repaid in April 1999 with a portion of the proceeds from the issuance of senior subordinated notes. See Note 10.

9. LINES-OF-CREDIT AND NOTES PAYABLE

     Lines-of-credit and notes payable at June 30 is as follows (in 000's):

                                                                1999         1998
                                                              --------     --------
Revolving line-of-credit collateralized by all assets of
  Pier 66, Bahia Mar, Registry Resort and Edgewater Beach
  Hotel, variable interest rate (7.94% at June 30, 1999) due
  April 20, 2002............................................  $ 41,820(a)  $     --
Mortgage note payable, collateralized by substantially all
  Pier 66 property and equipment, variable interest rate
  (8.8% at June 30, 1998)...................................        --       25,951
Note payable to seller, no stated interest rate, 8.8%
  imputed interest rate, equal installments due April 1,
  2000 and April 1, 2001....................................    29,903(b)        --
Mortgage note payable, collateralized by substantially all
  Arizona Biltmore property and equipment, fixed interest
  rate of 8.25%, due July 1, 2016...........................    61,446       62,725
Senior note payable to bank, secured by a first mortgage and lien on all Boca Resort assets, variable interest rate
  (9.0% at June 30, 1999), due on August 22, 2001...........   107,000      110,000
Construction loan with bank, secured by certain land, fixed
  interest rate of 7.6% at June 30, 1999, due on January 29,
  2000......................................................     3,436           --
Revolving credit facility with bank, collateralized by all
  assets of the Panthers, variable interest rate (7.2% at
  June 30, 1998), due on April 30, 2000.....................        --(a)    23,200
Note payable to seller, fixed interest rate of 2.5% due
  April 1, 2001.............................................       500(c)       500
                                                              --------     --------
          Total outstanding including current portion.......  $244,105     $222,376
                                                              ========     ========

---------------

(a) At June 30, 1999, $139.2 million was available to borrow under the revolving facilities referenced above.
(b) Approximately $8.3 million of indebtedness was prepaid in August 1999.
(c) Prepaid in full in August 1999.

     The Company's loan agreements require the maintenance of customary capital expenditure reserves for the replacement of assets and restrict the Company's ability to pay dividends in certain circumstances. In addition, the Company is required to comply with certain covenants under several of its debt agreements discussed above, including without limitation, requirements to (1) maintain net worth of $15.0 million and (2) maintain certain leverage ratios. The Company was in compliance with these covenants at June 30, 1999.

                               BOCA RESORTS, INC.

Minimum principal payments required on the Company's lines-of-credit and notes payable for each of the five fiscal years subsequent to fiscal 1999 and thereafter are as follows (in 000's):

2000........................................................  $ 26,500
2001........................................................    22,253
2002........................................................   138,466
2003........................................................     1,788
2004........................................................     1,941
Thereafter..................................................    53,157
                                                              --------
                                                              $244,105
                                                              ========

10. SENIOR SUBORDINATED NOTES PAYABLE

     On April 21, 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 (the "Notes") in a private placement offering (the "Offering"). The Notes were subsequently registered with the Securities and Exchange Commission. Interest on the Notes is payable semiannually on April 15 and October 15 of each year, commencing October 15, 1999. The Notes are redeemable at the option of the Company, in whole or in part, in cash, on or after April 15, 2004, together with accrued and unpaid interest, if any, to the date of redemption. The optional redemption prices for the twelve month periods beginning April 15 are: 2004 -- 104.9375%;
2005 -- 103.2910%; 2006 -- 101.6450% and 2007 and thereafter -- 100.00%.

     In addition, prior to April 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more public equity offerings, at a redemption price equal to 109.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the Notes remains outstanding after any such redemption. The Notes are senior obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness of the Company and rank senior in right of payment to all existing and future subordinated obligations of the Company. None of the assets of the Company secure its obligations under the Notes, and the Notes are effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security.

     The Notes are unconditionally guaranteed, jointly and severally, by each of the Company's existing and future domestic subsidiaries (the "Subsidiary Guarantors"). The Note guarantees are senior obligations of the Subsidiary Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of such Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Subsidiary Guarantors.

     The Notes contain certain covenants limiting the Company's ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets. The Company was in compliance with these covenants at June 30, 1999. Additionally, certain asset sales or specific kinds of change of control may require the Company to offer to repurchase the Notes.

     The net proceeds of the Offering were approximately $328.3 million and were used to retire short-term and long-term indebtedness. In connection with the Offering, the Company charged to operations debt issuance costs related to the extinguished debt and recognized a $4.3 million extraordinary loss.

11. PREMIER CLUB REFUNDABLE MEMBERSHIP FEES

     Fully paid initiation fees associated with Premier Club memberships at the Boca Raton Resort and Club executed prior to December 31, 1997 are refundable upon the death of a member or a member's spouse and

                               BOCA RESORTS, INC.

upon the expiration of the 30-year membership term (subject to renewal at the member's option). The fee is also refundable upon a member's resignation from the Premier Club, but only out of the proceeds of the membership fee of the fifth new member to join the Premier Club following refund of all previously resigned members' fees. If any member paying over time suspends payment, amounts paid to date are forfeited and recognized as income. Amounts forfeited to date have not been material. Premier Club refundable membership fees of approximately $62.9 million and $65.0 million at June 30, 1999 and 1998, respectively, have been reflected as a non-current liability in the Company's Consolidated Balance Sheets.

12. STOCK OPTIONS

     The Company has a stock option plan under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plan are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year over a four-year period on the annual anniversary of the date of grant. A summary of stock option transactions for the three years ended June 30, 1999 is as follows:

                                        NUMBER OF                                   NUMBER OF
                                          SHARES                     RANGE IN        OPTIONS
                                         RESERVED     OPTIONS     OPTION PRICES    EXERCISABLE
                                        ----------   ----------   --------------   -----------
Balance at June 30, 1996..............          --           --         --                 --
Shares reserved under plan............   2,600,000           --         --
Granted...............................  (2,049,747)   2,049,747   $10.00 - 27.30
Forfeited.............................      21,605      (21,605)  $   10.00
                                        ----------   ----------
Balance at June 30, 1997..............     571,858    2,028,142   $10.00 - 27.30           --
Additional shares reserved under
  plan................................   2,400,000           --         --
Granted...............................  (1,402,414)   1,402,414   $17.25 - 23.25
Exercised.............................          --      (40,614)  $   10.00
Forfeited.............................      93,748      (93,748)  $10.00 - 26.38
                                        ----------   ----------
Balance at June 30, 1998..............   1,663,192    3,296,194   $10.00 - 27.30      466,422
Granted...............................  (1,293,433)   1,293,433   $9.31 - $10.38
Exercised.............................          --       (2,000)  $   10.00
Forfeited.............................     132,743     (132,743)  $10.00 - 26.38
                                        ----------   ----------
Balance at June 30, 1999..............     502,502    4,454,884   $ 9.31 - 27.30    1,247,273
                                        ==========   ==========

     The weighted average exercise price and weighted average remaining contractual life of the Company's outstanding options at June 30, 1999 is set forth below.

                                                        WEIGHTED                              (VESTED ONLY)
                                                         AVERAGE     WEIGHTED                   WEIGHTED
                                                        REMAINING    AVERAGE                     AVERAGE
                                                       CONTRACTUAL   EXERCISE     OPTIONS       EXERCISE
RANGE OF EXERCISE PRICES                    OPTIONS       LIFE        PRICE     EXERCISABLE       PRICE
------------------------                   ---------   -----------   --------   -----------   -------------
$ 9.31 - $10.38..........................  2,132,866    8.7 years     $ 9.68       422,491       $10.00
$16.63 - $19.19..........................  1,331,518    8.5 years      17.40       337,380        17.39
$21.13 - $27.30..........................    990,500    7.9 years      25.48       487,402        25.52
                                           ---------                             ---------
                                           4,454,884                             1,247,273
                                           =========                             =========

                               BOCA RESORTS, INC.

     The weighted average exercise price of all options at June 30, 1999 and 1998 was $15.53 and $17.93, respectively. Pro forma information relating to net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended June 30:

                                                    1999          1998           1997
                                                 -----------   -----------   ------------
Pro forma net loss(a)..........................  $(2,210,000)  $(4,924,000)  $(11,271,000)
Pro forma net loss per share...................  $     (0.06)  $     (0.14)  $      (0.82)
Pro forma weighted average fair value of
  options granted..............................  $      7.83   $      8.91   $       8.74
Risk free interest rate........................         6.35%         6.35%          6.35%
Expected lives.................................    5-7 years     5-7 years      5-7 years
Expected volatility............................           42%           42%            42%

---------------

(a) Substantially all compensation expense included in the pro forma loss for the year ended June 30, 1999 relates to options with exercise prices higher than the current market price of the Class A Common Stock.

13. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases the Bahia Mar resort site from the City of Fort Lauderdale under an operating lease, which has a term through August 31, 2062. Under the lease agreement, the Company is required to pay annual rent equal to the greater of a percentage (4.0% through September 30, 2012 and 4.25% thereafter) of annual gross operating revenue, as defined, or a $300,000 minimum annual rent (escalating after September 2037). Rent expense under this lease totaled $785,000 and $775,000 for the years ended June 30, 1999 and 1998, respectively, and $247,000 for the period from the date of the Bahia Mar acquisition (March 4, 1997) to June 30, 1997. The lease agreement also requires the Company to set aside 3% of Bahia Mar's revenue annually, as defined in the lease agreement, for the purchase, replacement and upgrade of furniture, fixtures and equipment. All such restricted funds have been spent on their required purpose through June 30, 1999.

     Future minimum lease obligations under various noncancellable operating leases with initial terms in excess of one year at June 30, 1999 are as follows (in 000's):

2000........................................................  $ 2,985
2001........................................................    2,093
2002........................................................    1,785
2003........................................................    1,114
2004........................................................      616
Thereafter..................................................   17,400
                                                              -------
                                                              $25,993
                                                              =======

     As of June 30, 1999, the Company has two letters of credit which secure two operating leases. The letters of credit are collateralized by certificates of deposit totaling $500,000, which mature in August 1999 and are included in restricted cash.

                               BOCA RESORTS, INC.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with various player and non-player employees and resort personnel that expire at various dates through June of 2002. The terms of these employment agreements require future payments, excluding bonuses, at June 30, 1999 as follows (in 000's):

2000........................................................  $ 37,877
2001........................................................    29,721
2002........................................................    22,508
2003........................................................    12,300
2004........................................................    10,000
                                                              --------
                                                              $112,406
                                                              ========

NATIONAL CAR RENTAL CENTER

     In June 1996, the Company entered into a 30-year license agreement (the "Broward License Agreement") for the use of the National Car Rental Center. In connection therewith, Broward County receives revenue from the operations of the National Car Rental Center. The Company has provided Broward County a guaranty pursuant to which the Company will be obligated to pay Broward County its contracted share of the county's annual debt service obligation (the "County Preferred Revenue Allocation"). The Company believes that the revenue generated from the operations of the National Car Rental Center will be sufficient to cover the County Preferred Revenue Allocation. The Broward License Agreement may be extended for additional five-year periods, subject to certain conditions.

     The National Car Rental Center provides a variety of revenue streams to the Company, including suite and premium club seat sales, building advertising, parking, concessions, and net revenue generated from other entertainment events held at the arena. Many of these revenue streams are committed to on a multi-year basis. The Company is entitled to retain (1) 95% of all revenue derived from the sale of general seating tickets to the Panthers' home games and 100% of certain other hockey-related advertising and merchandising revenue and
(2) the first $14.0 million of net operating income generated by the National Car Rental Center, on an annual basis, and 80% of all net operating income in excess of $14.0 million generated by the National Car Rental Center, with Broward County receiving the remaining 20%. "Net operating income" is defined as revenue from building naming rights fees, food and beverage concessions, parking, non-hockey-related advertising and all other revenue generated from non-hockey-related events offset by certain arena operating and financing costs including the County Preferred Revenue Allocation.

     The Company is obligated to pay rent in the amount of approximately $7,500 per home game played by the Panthers at the National Car Rental Center and to pay certain utility and event staffing expenses, but the combined amounts payable by the Panthers under the Broward License Agreement will not exceed 5% of the gross receipts from the sale of general seating tickets to Panthers' home games.

LITIGATION

     On April 9, 1997, Allied Minority Contractors Association, Inc., South Florida Chapter of NAMC, Overnight Success Construction, Inc., Reed Jr. Plumbing, Inc. and Christopher Mallard (collectively, the "Broward County Plaintiffs") filed a suit against Broward County and Arena Development in the Seventeenth Judicial Circuit in and for Broward County, Florida. This suit alleges that Broward County entered into the agreement with the Company to develop the National Car Rental Center in violation of Florida law and Broward County ordinances. The Broward County Plaintiffs seek, among other things, to nullify the agreement between Broward County and the Company to develop the National Car Rental Center. On July 10, 1997, the trial court denied the Broward County Plaintiffs' motion for a temporary restraining order

                               BOCA RESORTS, INC.

and on November 17, 1997 the trial court also denied plaintiff's motion for summary judgement. On May 19, 1998, the trial court granted the Joint Motion of Broward County and Arena Development to Disqualify Plaintiffs and their Counsel and to Dismiss. Plaintiffs filed an appeal. On August 18, 1999, the Fourth District Court of Appeal of the State of Florida affirmed the trial court's rulings. Plaintiffs may attempt to seek further review from the Florida Supreme Court. The Company intends to continue vigorously defending against this suit. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

     On January 28, 1997, February 4, 1997 and March 18, 1997, purported class action lawsuits were filed against the Company and Messrs. Huizenga, Johnson, Rochon, Berrard, Hudson, Dauria and Evans in the United States District Court for the Southern District of Florida. On May 7, 1998, a consolidated and amended class action complaint was filed combining these claims into one action. The suits allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, by making untrue statements or omitting material facts, in connection with sales of the Company's Class A Common Stock by the plaintiff and others in the purported class between November 13, 1996 and December 22, 1996. The suit generally seeks, among other things, certification as a class and an award of damages in an amount to be determined at trial. On May 24, 1999, the court granted the defendants' motion and dismissed Counts I and II of the complaint with prejudice, and dismissed Count III (Section 20A of the Exchange Act) with leave to amend. On July 22, 1999, plaintiffs filed an amended complaint against defendants Johnson, Rochon, Berrard and Hudson. On September 13, 1999, all parties submitted a stipulation to the court which provides for a dismissal with prejudice of all claims. Upon entry by the court of the agreed final judgement, all claims in this action will be dismissed with prejudice, with no liability to any of the defendants.

     On October 9, 1997, Bernard Kalishman filed a purported shareholder derivative and class action lawsuit on behalf of the Company, as nominal defendant, against Messrs. Huizenga, Berrard, Johnson, Rochon, Hudson and Egan, each as director of the Company and Richard Evans and William Torrey, both former directors of the Company, in the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit alleges, among other things, that each of the defendants (other than Mr. Egan) breached contractual and fiduciary obligations owed to the Company and its stockholders by engaging in self-dealing transactions in connection with the Company's purchase of Hyatt Regency Pier 66 Hotel and Marina and the Radisson Bahia Mar Resort and Yachting Center. The suit seeks to impose a constructive trust on alleged excessive compensation paid to the prior owners of Pier 66 and Bahia Mar or to have damages assessed against the defendants or to rescind the transaction. The amended complaint also added claims similar to those alleged in the class action lawsuit described in the paragraph above and dropped Mr. Egan as a defendant. On June 3, 1999, the court granted the defendants' motion to dismiss the derivative claims with prejudice. On June 11, 1999, the plaintiff moved for rehearing on certain aspects of the court's order, which motion has not yet been heard. The Company intends to continue vigorously defending against this suit. An unfavorable outcome of the suit may have a material adverse effect on the Company's financial condition or results of operations.

     Decoma Miami Associates, Ltd. has a contract (the MAC) with the Miami Sports and Exhibition Authority (MSEA), an agency of the City of Miami, to operate the Miami Arena through July 8, 2020. In a complaint filed in the Eleventh Judicial Circuit in and for Dade County, Florida on June 17, 1996, subsequently amended on December 5, 1997, Decoma sought, among other relief, a declaration that the MAC had been breached by MSEA's improper transfer to the City of Miami of certain tax revenue that MSEA had pledged under the MAC for the benefit of the Miami Arena and other limited applications. On September 9, 1999 the court ruled that MSEA's improper transfer of tax revenue violated the MAC and that Decoma Miami Associates, Ltd. was entitled to terminate the MAC and entered a judgement against MSEA for liquidated damages in the amount of approximately $12 million. In the event MSEA should appeal this ruling, Decoma Miami Associates, Ltd. intends to continue to vigorously enforce its remedies under the MAC.

                               BOCA RESORTS, INC.

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

ENVIRONMENTAL MATTERS

     Under various federal, state, and local environmental laws and regulations, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such real property, as well as for the costs of complying with environmental laws regulating on-going operations. The Company may be potentially liable for any such costs in connection with the ownership and operation of its properties. The Company has obtained Phase I environmental site assessments for the real property on which each of the resorts is located. In addition, Phase II environmental assessments have been conducted at several properties. Phase I assessments are intended to identify existing, potential and suspected environmental contamination and regulatory compliance concerns, and generally include historical reviews of the property, reviews of certain public records, preliminary visual investigations of the site and surrounding properties and the preparation and issuance of written reports. Phase II assessments involve the sampling of environmental media, such as subsurface soil and groundwater, to confirm whether contamination is present at areas of concern identified during the course of a Phase I assessment.

     The Phase I and Phase II assessments have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on its business, nor is the Company aware of any such material liability or concern. However, the environmental assessments have revealed the presence of limited areas of contamination on the properties, some of which will require remediation. The environmental assessments have also identified operations that are not strictly in compliance with applicable environmental laws or that will need to be upgraded to remain in compliance with applicable environmental laws (including the presence of underground storage tanks at a few of the properties). The most significant areas of contamination identified by the Phase I and Phase II assessments involve areas at the Grande Oaks Golf Club and the Company's property located in Plantation, Florida that are currently being addressed. Pursuant to an agreement with the former owner of such properties, the Company has the benefit of an indemnity that, based on currently available information, will defray most of the costs associated with the investigation and remediation at these locations. Phase I and Phase II assessments cannot provide full and complete knowledge of environmental conditions and compliance matters. Therefore, there can be no assurances that:
(1) material environmental liabilities or compliance concerns do not exist; (2) an identified matter that does not appear reasonably likely to be material will not result in significantly greater expenditures than is currently anticipated; or (3) there are no material environmental liabilities or compliance concerns of which the Company is unaware.

14. LICENSE AND FRANCHISE AGREEMENTS

     Upon the acquisition of the Hyatt Regency Pier 66 Hotel and Marina, the Company assumed the rights of the franchise agreement with Hyatt Franchise Corporation. The franchise agreement expires in November 2014 with various early termination provisions and liquidated damages for early termination. The franchise agreement provides for payments of monthly royalty fees equal to 5.0% of gross room revenue. The franchise agreement also provides for the payment of certain Hyatt "allocable chain expenses" primarily relating to sales and marketing. Aggregate Hyatt fees and expenses amounted to $1.4 million and $1.3 million for the years

                               BOCA RESORTS, INC.

ended June 30, 1999 and 1998, respectively, and $398,000 for the period from the date of acquisition (March 4, 1997) to June 30, 1997. The franchise agreement also requires maintenance of a customary reserve for replacement of furniture, fixtures and equipment equal to 4.0% of gross room revenue. All such cash has been utilized for its required purpose through June 30, 1999.

     Upon the acquisition of Radisson Bahia Mar Resort and Yachting Center, the Company assumed the rights of a ten-year license agreement with Radisson Hotels International, Inc. ("Radisson"). The terms of the agreement allow the Company to operate the resort using the Radisson system. Annual fees payable to Radisson pursuant to the agreement equal 5.0% of gross room sales. Fees paid to Radisson pursuant to the license agreement totaled $436,000 and $422,000 for the years ended June 30, 1999 and 1998, respectively, and $134,000 from the date of acquisition (March 4, 1997) to June 30, 1997.

15. RELATED PARTY TRANSACTIONS

     It is the Company's policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those terms that would be available from unaffiliated parties.

     The Company pays a management fee to Huizenga Holdings, Inc., a corporation whose sole shareholder is Mr. Huizenga, equal to 1% of total revenue, excluding all NHL national television revenue, enterprise rights and expansion fees. Such fees totaled approximately $3.9 million, $2.9 million and $498,000 for the years ended June 30, 1999, 1998 and 1997, respectively, and are reflected in corporate overhead as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     In April 1999, the Panthers amended its contract with SportsChannel Florida, an entity affiliated with Mr. Huizenga. Under the terms of the amended contract, the Panthers granted local television broadcast and pay television rights, exclusively to SportsChannel Florida, a Florida limited partnership, 70% of which is owned by Mr. Huizenga for all of the Panthers' pre-season, regular season and post-season games during the ten seasons commencing with the 1999-2000 season. The SportsChannel Florida contract provides for payments to the Panthers of annual rights fees of $5.5 million for the 1999-2000 season and increasing approximately 3% each season through its term.

     During the year ended June 30, 1999 the Company paid Callaghan & Partners, Ltd. $1.0 million for construction and development services. Dennis Callaghan, a director of the Company, is President of Callaghan & Partners, Ltd., an entity founded by Mr. Callaghan to acquire, develop, finance, renovate and manage resorts, hotels and residential and commercial properties in the United States and abroad.

     The Company subleases certain office space and parking to NationsRent, Inc. ("NationsRent"). The monthly lease amount paid by NationsRent is approximately $44,000, which includes a share of the operating expenses of this location based upon estimated usage. Mr. Huizenga is a director of NationsRent.

     In connection with the IPO, Mr. Huizenga, contributed to the Company his 78% ownership interest in Decoma; a note representing the outstanding amount which one of the Company's subsidiaries had previously borrowed from him, plus interest; his ownership interest in the Panthers; his ownership interest in Arena Development Company, Ltd., an entity which developed the National Car Rental Center; and his ownership interest in Arena Operating Company, Ltd., an entity which operates the National Car Rental Center; in exchange for 5,275,678 shares of common stock, of which 5,020,678 shares were Class A Common Stock and 255,000 shares were Class B Common Stock. The Company repaid $20.0 million in debt owed to Panthers Investment Venture, one of the Company's affiliates controlled by Mr. Huizenga.

     In connection with the acquisition of the Hyatt Regency Pier 66 Hotel and Marina and the Radisson Bahia Mar Resort and Yachting Center in March 1997, Messrs. Huizenga, Berrard, Johnson and Rochon (each directors of the Company) received 972,018, 592,877, 451,248 and 379,062 shares of the Class A Common Stock, respectively, in exchange for their ownership interests in these resorts.

                               BOCA RESORTS, INC.

     In 1994, Mr. Huizenga purchased a 50% interest in the predecessor to Leisure Management International, Inc., which manages the Miami Arena under a management agreement with Decoma. Under the terms of the management agreement, Leisure Management received from Decoma management fees of approximately $150,000, $137,000 and $120,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The Company also manages and operates the National Car Rental Center. The Company has entered into an agreement with Leisure Management to manage the National Car Rental Center for $200,000 annually with an incentive bonus of up to $50,000 annually and with Front Row Communications, Inc., an entity affiliated with Mr. Huizenga, that marketed luxury suites and obtained the initial corporate sponsorships at the arena. Front Row received 10% of all first year arena advertising, including naming rights revenue at the National Car Rental Center.

16. OPERATIONS BY BUSINESS SEGMENT

     The Company has two reportable business segments. These business segments have separate management teams and infrastructures that offer different products and services. The leisure and recreation business primarily consists of the ownership and operation of six luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The entertainment and sports business includes the operations of the Panthers, the National Car Rental Center and related arena management operations. The Company evaluates performance and allocates resources based on operating income (loss). Operating income is defined as operating profit (loss) prior to interest income, interest expense, other income, income taxes and minority interest. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table presents financial information relating to the Company's business segments as of and for the years ended June 30 (in 000's):

                                                         1999         1998        1997
                                                      ----------   ----------   --------
Revenue:
  Leisure and recreation............................  $  324,127   $  252,603   $ 17,567
  Entertainment and sports..........................      62,608       40,642     36,695
                                                      ----------   ----------   --------
                                                      $  386,735   $  293,245   $ 54,262
                                                      ==========   ==========   ========
Amortization and depreciation:
  Leisure and recreation............................  $   28,225   $   17,950   $  1,459
  Entertainment and sports..........................       2,833        5,168      4,239
  Corporate.........................................         118           37         --
                                                      ----------   ----------   --------
                                                      $   31,176   $   23,155   $  5,698
                                                      ==========   ==========   ========
Operating income (loss):
  Leisure and recreation............................  $   71,017   $   52,769   $  4,053
  Entertainment and sports..........................      (1,541)     (20,447)   (10,533)
  Corporate.........................................      (9,297)      (9,814)    (1,899)
                                                      ----------   ----------   --------
                                                      $   60,179   $   22,508   $ (8,379)
                                                      ==========   ==========   ========
Capital expenditures:
  Leisure and recreation............................  $   98,413   $   50,292   $    419
  Entertainment and sports..........................       1,397          530      1,058
  Corporate.........................................         102          384         17
                                                      ----------   ----------   --------
                                                      $   99,912   $   51,206   $  1,494
                                                      ==========   ==========   ========

                               BOCA RESORTS, INC.

                                                         1999         1998        1997
                                                      ----------   ----------   --------
Assets:
  Leisure and recreation............................  $1,188,606   $1,046,074   $533,493
  Entertainment and sports..........................      76,757       76,441     65,338
  Corporate.........................................      19,541        5,692      1,561
                                                      ----------   ----------   --------
                                                      $1,284,904   $1,128,207   $600,392
                                                      ==========   ==========   ========

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 FIRST      SECOND     THIRD     FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                                --------   --------   --------   -------   --------
Revenue................................  1999   $ 52,278   $105,049   $142,288   $87,120   $386,735
                                         1998     32,949     76,580    105,752    77,964    293,245
Operating income (loss)................  1999     (9,585)    20,452     43,255     6,057     60,179
                                         1998     (9,246)     4,451     22,306     4,997     22,508
Net income (loss)......................  1999    (20,046)     8,986     26,028    (9,567)     5,401
                                         1998    (12,157)     1,161     13,919    (1,650)     1,273
Basic and diluted net income (loss) per
  share................................  1999      (0.57)      0.26       0.70     (0.23)      0.15
                                         1998      (0.38)      0.03       0.39     (0.05)      0.04

     The Company's revenue and income are dependent upon the activity in the tourism and leisure industry in the markets served by the Company. Tourism is dependent upon weather and the traditional seasons for travel. In addition, the Company's entertainment and sports businesses are seasonal. Because of this variability in demand, the Company's quarterly revenue may fluctuate, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although the Company believes that the historical trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

18. INCOME TAXES

     There is no net current or deferred tax expense for the years ended June 30, 1999, 1998 and 1997. The Company reduced its valuation allowance relating to net operating loss carryforwards to offset income in 1999 and 1998 and was in a loss position in 1997. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the need for a valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accompanying Consolidated Balance Sheets is set forth below (in 000's):

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Federal and state tax operating loss and general tax
     credit carryforwards...................................  $  4,597   $  7,477
  Deferred revenue..........................................     6,177      3,824
Deferred tax liabilities:
  Book basis in property over tax basis.....................   (42,233)      (361)
  Valuation allowance.......................................    (7,398)   (10,408)
                                                              --------   --------
  Net deferred tax (liabilities) assets.....................  $(38,857)  $    532
                                                              ========   ========

                               BOCA RESORTS, INC.

     A reconciliation between the statutory federal income tax expense and the income tax expense at the Company's effective rate for the period ended June 30, 1999, 1998 and 1997 is set forth below (in 000's).

                                                               1999     1998     1997
                                                              -------   -----   -------
Computed expected income tax expense (benefit) based on
  statutory federal income tax rate.........................  $ 1,836   $ 433   $(3,488)
State income taxes, net of federal benefit..................      484     114      (873)
Non-deductible amortization.................................      286     507       165
Increase (decrease) in valuation allowance..................   (3,010)   (816)    3,752
Other, net..................................................      404    (238)      444
                                                              -------   -----   -------
Provision for income taxes..................................  $    --   $  --   $    --
                                                              =======   =====   =======

     The Company has available net operating loss carryforwards of approximately $11.5 million for tax purposes to offset future taxable income. The net operating loss carryforwards, if not fully utilized, begin to expire in 2012.

19. EMPLOYEE BENEFITS

     Certain of the Company's employees are participants in a qualified 401(k) Savings and Retirement Plan (the "401(k)"), a defined contribution plan. The 401(k) is available to employees over the age of 21 with at least one year of service who work a minimum of 1,000 hours per year. The Company may match a discretionary percentage of the amount contributed by the participant up to a limit of 6% of annual compensation. Employees may contribute up to 10% of their annual compensation. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of plan participation, reaching 100% after five years. The Company did not make any matching contributions during the years ended June 30, 1999, 1998 or 1997.

     The Boca Raton Resort and Club has in place a non-qualified 401(a) Plan (the "Boca Plan") for which substantially all of its employees are eligible to participate. The Boca Plan allows participants to contribute up to 16% of their total compensation. The Company is required to contribute 50% of the first 6% of the employee's earnings.

     The Club's NHL hockey players are covered under the NHL Club Pension Plan and Trust (the "Pension Plan") which is administered by the NHL and represents a multi-employer defined contribution plan. The Club's contributions to the Pension Plan totaled $172,000, $148,000 and $157,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the Company's 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

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

     (3) Exhibits -- (See Index to Exhibits included elsewhere herein.)

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on April 7, 1999 reporting certain information included in a private placement offering memorandum, a Current Report on Form 8-K on April 26, 1999 reporting the consummation of certain financing and a Current Report on Form 8-K on June 8, 1999 reporting on the status of certain litigation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOCA RESORTS, INC.

September 28, 1999                        By:     /s/ WILLIAM M. PIERCE
                                            ------------------------------------
                                                     William M. Pierce
                                            Senior Vice President, Treasurer and
                                                   Chief Financial Officer

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ H. WAYNE HUIZENGA                  Chairman of the Board         September 28, 1999
-----------------------------------------------------    (Principal Executive
                  H. Wayne Huizenga                      Officer)

                /s/ RICHARD C. ROCHON                  Vice Chairman and President   September 28, 1999
-----------------------------------------------------
                  Richard C. Rochon

                /s/ WILLIAM M. PIERCE                  Chief Financial Officer,      September 28, 1999
-----------------------------------------------------    Treasurer and Senior Vice
                  William M. Pierce                      President (Principal
                                                         Financial Officer)

                /s/ STEVEN M. DAURIA                   Vice President and Corporate  September 28, 1999
-----------------------------------------------------    Controller (Principal
                  Steven M. Dauria                       Accounting Officer)

                /s/ STEVEN R. BERRARD                  Director                      September 28, 1999
-----------------------------------------------------
                  Steven R. Berrard

               /s/ DENNIS J. CALLAGHAN                 Director                      September 28, 1999
-----------------------------------------------------
                 Dennis J. Callaghan

                 /s/ MICHAEL S. EGAN                   Director                      September 28, 1999
-----------------------------------------------------
                   Michael S. Egan

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                   /s/ CHRIS EVERT                     Director                      September 28, 1999
-----------------------------------------------------
                     Chris Evert

                /s/ HARRIS W. HUDSON                   Director                      September 28, 1999
-----------------------------------------------------
                  Harris W. Hudson

             /s/ GEORGE D. JOHNSON, JR.                Director                      September 28, 1999
-----------------------------------------------------
               George D. Johnson, Jr.

                  /s/ HENRY LATIMER                    Director                      September 28, 1999
-----------------------------------------------------
                    Henry Latimer

                                 EXHIBIT INDEX

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
 2.1        --  Exchange Agreement dated October 25, 1996 by and between the
                Company and H. Wayne Huizenga.(1)
 2.2        --  Purchase Agreement dated October 25, 1996 by and between
                Decoma Investment, Inc. II and Decoma Investment, Inc.
                III.(1)
 2.3        --  Partnership Exchange Agreement dated October 25, 1996 by and between Florida Panthers Hockey Club, Ltd. and H. Wayne
                Huizenga.(1)
 2.9        --  Amended and Restated Contribution and Exchange Agreement,
                dated as of March 20, 1997, by and among Florida Panthers
                Holdings, Inc., Panthers BRHC Limited, Boca Raton Hotel and
                Club Limited Partnership, BRMC, L.P. and BRMC Corporation(4)
 2.10       --  Merger Agreement, dated July 8, 1997, by and among the
                Company, FPH/RHI Merger Corp., Inc., ResortHill, Inc. and
                Gary V. Chensoff.(5)
 2.11       --  Agreement and Plan of Merger dated as of November 17, 1997 by Boca Resorts, Inc. (formerly Florida Panthers Holdings,
                Inc.), a Delaware corporation.(4)
 2.12       --  Contribution and Exchange Agreement dated as of December 19,
                1997, by and among Boca Resorts, Inc. (formerly Florida
                Panthers Holdings, Inc.), Wright-Bilt Corp., Biltmore Hotel
                Partners, AZB Limited Partnership, W&S Realty Investment
                Group, L.L.C., Samuel Grossman, Charles Carlisle, W. Matthew
                Crow, AZ Biltmore Hotel Limited Partnership, Southwest
                Associates, El Camino Associates and the Crow Irrevocable
                Trust.(6)
 4.1        --  Amended and Restated Loan Agreement, dated June 25, 1997, among Panthers BRHC Limited, the banks listed on the
                signature page thereto and the Bank of Nova Scotia.(5)
 10.1       --  Broward County Arena License Agreement, dated as of June 4,
                1996, by and between Florida Panthers Hockey Club, Ltd.,
                Arena Operating Company, Ltd., and Broward County,
                Florida.(1)
 10.2       --  Broward County Arena Operating Agreement, dated as of June
                4, 1996, by and between Arena Operating Company, Ltd. and
                Broward County, Florida.(1)
 10.3       --  Amendment and Clarification to Operating Agreement and
                License Agreement, dated as of June 4, 1996, by and between
                Florida Panthers Hockey Club, Ltd., Arena Operating Company,
                Ltd. and Broward County, Florida.(1)
 10.4       --  Broward County Arena Development Agreement, dated as of June
                4, 1996, by and between Arena Development Company, Ltd. and
                Broward County, Florida.(1)
 10.5       --  Employment Agreement by and between William A. Torrey and the Company.(1)
 10.6       --  Management Agreement by and between the Company and Huizenga
                Holdings, Inc.(1)
 10.7       --  Miami Arena Contract, dated as of October 10, 1986, as amended, by and between Miami Sports and Exhibition
                Authority and Decoma Miami Associates, Ltd.(1)
 10.8       --  First Amendment to Miami Arena Contract and Agreement, dated as of December 13, 1990, by and between Miami Sports and
                Exhibition Authority and Decoma Miami Associates, Ltd.(1)
 10.9       --  Arena Management Agreement, dated as of October 10, 1986, by and between Decoma Venture and Facility Management and
                Marketing (predecessor to Leisure Management
                International).(1)
10.10       --  Amended and Restated 1996 Stock Option Plan.
10.11       --  Concession Agreement, dated as of April 4, 1995, as amended, by and between City of Coral Springs, Florida and Can Am
                Investment Group, Inc.(2)

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
10.12       --  Assignment of Concession Agreement, dated as of January 31,
                1997, by and between Coral Springs Ice, Ltd. and Florida
                Panthers Holdings, Inc.(2)
10.13       --  Hotel Management Agreement (Pier 66), by and between 2301 SE
                17th St., Ltd. and Rahn Pier Mgt., Inc.(3)
10.14       --  Hotel Management Agreement (Bahia Mar), by and between 2301
                Rahn Bahia Mar, Ltd. and Rahn Bahia Mar Mgmt., Inc.(4)
10.15       --  Indenture dated April 21, 1999 between Boca Resorts, Inc.
                (formerly Florida Panthers Holdings, Inc.), The Guarantors and The Bank of New York as Trustee(9)
10.16       --  Credit Agreement dated April 21, 1999 between Florida
                Panthers Hotel Corporation, the Initial Lenders named
                therein, Bear, Stearns & Co. Inc. as Syndication Agent and
                Bankers Trust Company as Administrative Agent(9)
 21.1       --  Subsidiaries of the Company(8)
 23.1       --  Consent of Arthur Andersen LLP
 24.1       --  Powers of Attorney (included as part of the signature page of this Annual Report on Form 10-K.
 27.1       --  1999 Financial Data Schedule (for SEC use only)

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 -- SEC File No. 333-12191
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 18, 1997 -- SEC File No. 0-21435
(3) Incorporated by reference to the Company's Definitive Consent Solicitation Statement filed on March 4, 1997 -- SEC File No. 0-21435
(4) Incorporated by reference to the Company's Registration Statement on Form S-4 -- SEC File 333-28951
(5) Incorporated by reference to the Company's Registration Statement on Form S-1 -- SEC File No. 333-30925
(6) Incorporated by reference to the Company's Current Report on Form 8-K Filed on March 5, 1998, as amended by the Company's Current Report on Form 8-K/A filed on May 15, 1998 -- SEC File No. 1-13173
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 -- SEC File No. 1-13173
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 -- SEC File No. 1-13173
(9) Incorporated by reference to the Company's Registration Statement on Form S-4 -- SEC File No. 333-77945.