Form 10-Q
period 1999-09-30
BOCA RESORTS INC
filed 1999-11-12
CIK 1020905

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 1-13173

                               BOCA RESORTS, INC.
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 1999, there were 40,606,072 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BOCA RESORTS, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  1999           1999
                                                              -------------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   10,058     $   10,222
  Restricted cash...........................................       46,809         44,830
  Accounts receivable, net..................................       24,915         24,349
  Inventory.................................................        8,224          7,295
  Current portion of Premier Club notes receivable..........        3,561          3,427
  Other current assets......................................        8,915          6,368
                                                               ----------     ----------
          Total current assets..............................      102,482         96,491
Property and equipment, net.................................    1,046,263      1,032,497
Intangible assets, net......................................      120,034        116,427
Long-term portion of Premier Club notes receivable, net.....        6,767          7,073
Other assets................................................       32,316         32,416
                                                               ----------     ----------
          Total assets......................................   $1,307,862     $1,284,904
                                                               ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $   72,081     $   57,178
  Current portion of deferred revenue.......................       70,390         27,581
  Current portion of lines-of-credit and notes payable......       22,207         26,500
  Other current liabilities.................................        3,697          4,965
                                                               ----------     ----------
          Total current liabilities.........................      168,375        116,224
Lines-of-credit and notes payable...........................      216,788        217,605
Premier Club refundable membership fees.....................       62,583         62,903
Other non-current liabilities...............................       19,678         17,211
Deferred income taxes.......................................       38,759         38,857
Senior subordinated notes payable...........................      340,000        340,000
Minority interest...........................................        1,836          1,824
Commitments and contingencies
Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 40,606,072 and 40,551,370 shares issued
     and outstanding at September 30, 1999 and June 30,
     1999, respectively.....................................          406            406
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     September 30, 1999 and June 30, 1999...................            3              3
  Contributed capital.......................................      487,018        486,421
  Retained earnings (accumulated deficit)...................      (27,584)         3,450
                                                               ----------     ----------
          Total shareholders' equity........................      459,843        490,280
                                                               ----------     ----------
          Total liabilities and shareholders' equity........   $1,307,862     $1,284,904
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       1998
                                                              --------   --------
Revenue:
  Leisure and recreation....................................  $ 51,417   $ 48,639
  Entertainment and sports..................................     2,681      3,639
                                                              --------   --------
          Total revenue.....................................    54,098     52,278
Operating expenses:
  Cost of leisure and recreation services...................    29,717     27,557
  Cost of entertainment and sports services.................     7,528      3,425
  Selling, general and administrative expenses..............    26,238     23,402
  Amortization and depreciation.............................     8,418      7,479
                                                              --------   --------
          Total operating expenses..........................    71,901     61,863
                                                              --------   --------
Operating loss..............................................   (17,803)    (9,585)
Interest and other income...................................       427        437
Interest and other expense..................................   (13,722)   (10,663)
Minority interest...........................................        64       (235)
                                                              --------   --------
Net loss....................................................  $(31,034)  $(20,046)
                                                              ========   ========
Net loss per share - basic and diluted......................  $  (0.76)  $  (0.57)
                                                              ========   ========
Shares used in computing net loss per share - basic and
  diluted...................................................    40,861     35,145
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)

                                                                1999       1998
                                                              --------   --------
Operating activities:
  Net loss..................................................  $(31,034)  $(20,046)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Amortization and depreciation..........................     8,418      7,479
     Income applicable to minority interest.................       (64)       235
     Imputed interest on indebtedness with no stated rate...       612         --
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (566)    (2,966)
     Other assets...........................................    (3,268)   (10,799)
     Accounts payable and accrued expenses..................    14,903      4,390
     Deferred revenue and other liabilities.................    43,590     38,166
                                                              --------   --------
          Net cash provided by operating activities.........    32,591     16,459
                                                              --------   --------
Investing activities:
  Amounts paid in connection with the acquisition of the
     Arizona Biltmore Hotel.................................    (4,018)        --
  Capital expenditures......................................   (20,776)   (47,431)
  Change in unrestricted cash...............................    (1,979)    (4,938)
                                                              --------   --------
          Net cash used in investing activities.............   (26,773)   (52,369)
                                                              --------   --------
Financing activities:
  Proceeds from borrowing under credit facilities...........     4,031     31,800
  Payments on notes payable and lines-of-credit.............   (10,149)   (21,562)
  Proceeds from exercise of stock options...................        47         21
  Increase in (distribution to) minority interests..........        76       (111)
  Other.....................................................        13         --
                                                              --------   --------
          Net cash provided by (used in) financing
           activities.......................................    (5,982)    10,148
                                                              --------   --------
          Decrease in cash and cash equivalents.............      (164)   (25,762)
Cash and cash equivalents, at beginning of period...........    10,222     37,228
                                                              --------   --------
Cash and cash equivalents, at end of period.................  $ 10,058   $ 11,466
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Boca Resorts, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the financial information furnished in this report reflects all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim period. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2. NATURE OF OPERATIONS

     The Company, which was known as Florida Panthers Holdings, Inc. until September 28, 1999, is an owner and operator of leisure and recreation businesses and entertainment/sports businesses. The leisure and recreation business primarily consists of the ownership and operation of six luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company's resorts include: the Boca Raton Resort and Club (Boca Raton, Florida), the Arizona Biltmore Hotel (Phoenix, Arizona), the Registry Resort at Pelican Bay (Naples, Florida), the Edgewater Beach Hotel (Naples, Florida), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale, Florida), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale, Florida).

     The entertainment and sports business primarily includes the operations of the Florida Panthers Hockey Club (the "Panthers"), a National Hockey League ("NHL") franchise, the National Car Rental Center (a multi-purpose sports and entertainment complex where the Panthers play their home games) and related arena management operations. The Panthers generate revenue through the sale of tickets to Panthers' home games, the licensing of local market television, cable network, and radio rights, from distributions under revenue-sharing arrangements with the NHL covering national broadcasting contracts, as well as other ancillary sources including expansion franchise fees. In addition, the Company generates revenue through its participation in the net operating income of the National Car Rental Center, where the Panthers began playing their home games with the opening of the 1998-1999 NHL season.

3. EARNINGS PER COMMON SHARE

     Financial Accounting Standards No. 128, "Earnings Per Share" supersedes APB No. 15 and replaces primary and fully diluted earnings per share with a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. Options totaling 4.4 million and
3.2 million were antidilutive during the three months ended September 30, 1999 and 1998, respectively, and therefore have been excluded from the computation of diluted earnings per share. In addition, warrants totaling 1.7 million and 2.6 million were antidilutive during the three months ended September 30, 1999 and 1998, respectively.

4. INCOME TAXES

     No income tax benefit was recorded during the three months ended September 30, 1999 and 1998 due to an offsetting increase in the Company's valuation allowance. Realization of the future tax benefits relating to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable

                               BOCA RESORTS, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the need for a valuation allowance for financial reporting purposes.

5. RECENT DEVELOPMENTS

     In August 1999, the Company paid approximately $12.8 million to the prior owners of the Arizona Biltmore Hotel, of which $8.8 million was a prepayment of indebtedness (which indebtedness arose in connection with the Company's acquisition) and $4.0 million related to additional purchase price for the property. The additional purchase price has been reflected in intangible assets in the accompanying Consolidated Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may not contain all the information that is important to you. This section should be read together with the Annual Report on Form 10-K because the Form 10-K provides substantially greater detail.

RESULTS OF OPERATIONS

BUSINESS SEGMENT INFORMATION

     The accompanying table outlines business segment operating data for the three months ended September 30 (in 000's).

                                                                1999       1998
                                                              --------   --------
REVENUE:
  Leisure and recreation....................................  $ 51,417   $ 48,639
  Entertainment and sports..................................     2,681      3,639
                                                              --------   --------
          Total revenue.....................................    54,098     52,278
OPERATING EXPENSES:
  Cost of services:
     Cost of leisure and recreation services................    29,717     27,557
     Cost of entertainment and sports services..............     7,528      3,425
  Selling, general and administrative expenses:
     Leisure and recreation.................................    20,335     19,169
     Entertainment and sports...............................     2,499      2,422
     Corporate..............................................     3,404      1,811
  Amortization and depreciation:
     Leisure and recreation.................................     7,901      6,534
     Entertainment and sports...............................       479        913
     Corporate..............................................        38         32
                                                              --------   --------
          Total operating expenses..........................    71,901     61,863
                                                              --------   --------
  Operating loss:
     Leisure and recreation.................................    (6,536)    (4,621)
     Entertainment and sports...............................    (7,825)    (3,121)
     Corporate..............................................    (3,442)    (1,843)
                                                              --------   --------
          Total operating loss..............................   (17,803)    (9,585)
Interest and other income...................................       427        437
Interest and other expense..................................   (13,722)   (10,663)
Minority interest...........................................        64       (235)
                                                              --------   --------
Net loss....................................................  $(31,034)  $(20,046)
                                                              ========   ========
EBITDA:
     Leisure and recreation.................................  $  1,707   $  2,234
     Entertainment and sports...............................    (7,310)    (2,142)
     Corporate..............................................    (3,355)    (1,761)
                                                              --------   --------
          Total.............................................  $ (8,958)  $ (1,669)
                                                              ========   ========
ADJUSTED EBITDA:
     Leisure and recreation.................................  $  3,598   $  3,445
     Entertainment and sports...............................    (7,310)    (2,142)
     Corporate..............................................    (3,355)    (1,761)
                                                              --------   --------
          Total.............................................  $ (7,067)  $   (458)
                                                              ========   ========

SEASONALITY

     The Company's revenue and income are dependent upon the activity in the tourism and leisure industry in the markets served by the Company. Tourism is dependent upon weather and the traditional seasons for travel. In addition, the Company's entertainment and sports businesses are seasonal with the NHL regular season beginning in October and ending in April. Because of this variability in demand, the Company's quarterly revenue may fluctuate, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although the Company believes that the historical trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly quarterly, or other interim results, should not be considered indicative of results to be expected for any quarter or for the full year.

CONSOLIDATED RESULTS OF OPERATIONS

     Net loss totaled $31.0 million and $20.0 million during the three months ended September 30, 1999 and 1998, respectively. The increase in the net loss during the three months ended September 30, 1999 compared to the three months ended September 30, 1998 was primarily due to the following events during the recently completed quarter: the buyout of certain Panther players' contracts, increased interest expense resulting from a higher cost of capital, additional depreciation due to recently completed capital projects at the Company's resorts and the recognition of certain non-recurring legal fees. Additional information relating to the operating results for each business segment is set forth below.

LEISURE AND RECREATION

  Revenue

     Leisure and recreation revenue totaled $51.4 million and $48.6 million during the three months ended September 30, 1999 and 1998, respectively. The increase was partly the result of an increase in the average daily rate ("ADR") for the Company's resort portfolio to $125.76 during the three months ended September 30, 1999, from $120.04 during the three months ended September 30, 1998. In addition, the Company experienced a slight increase in its occupancy rate during the three months ended September 30, 1999, compared to corresponding period of the prior year. Accordingly, room revenue per available room increased to $75.49 during the three months ended September 30, 1999, from $70.92 during the three months ended September 30, 1998. More than 60% of leisure and recreation revenue for the periods presented was derived from non-room sources such as food and beverage sales, yachting and marina revenue, club memberships, retail and other resort amenities. Non-room revenue during the three months ended September 30, 1999 increased to $31.5 million compared to $30.3 million during the three months ended September 30, 1998. Accordingly, total revenue per available room increased to $193.39 during the three months ended September 30, 1999, from $185.75 during the three months ended September 30, 1998.

  Operating Expenses

     Cost of leisure and recreation services totaled $29.7 million or 58% of revenue during the three months ended September 30, 1999, compared to $27.6 million or 57% of revenue during the three months ended September 30, 1998. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

     Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $20.3 million or 40% of revenue during three months ended September 30, 1999, compared to $19.2 million or 39% of revenue during the three months ended September 30, 1998. S,G&A primarily consisted of various fixed, indirect costs, including utility and property costs, real estate taxes, insurance, management and franchise agreement fees and administrative salaries and expenses.

     Cost of leisure and recreation services and S,G&A expenses as a percent of revenue increased slightly during the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

The increases were primarily the result of business interruption (resulting in lost revenue) associated with the threat of Hurricane Floyd.

     Amortization and depreciation expense for the leisure and recreation business was $7.9 million and $6.5 million during the three months ended September 30, 1999 and 1998, respectively. The increase during the three months ended September 30, 1999 compared to the three months ended September 30, 1998 was primarily due to the completion of several capital projects resulting in additional depreciation expense, including the redesign and construction at Grande Oaks Golf Club.

Operating Loss

     Operating loss for the leisure and recreation business totaled $6.5 million and $4.6 million during the three months ended September 30, 1999 and 1998, respectively. The increase in the operating loss during the three months ended September 30, 1999 compared to the three months ended September 30, 1998 was primarily the result of additional depreciation expense associated with recently completed capital projects. In addition, the Company's leisure and recreation business experienced business interruption in connection with the threat of Hurricane Floyd.

ENTERTAINMENT AND SPORTS

     The primary component of the entertainment and sports business is the Panthers and related arena operations. Revenue and direct expenses associated with the team are recorded over the regular hockey season. Operating losses were $7.8 million and $3.1 million during the three months ended September 30, 1999 and 1998, respectively. The increase in operating loss during the three months ended September 30, 1999 compared to the three months ended September 30, 1998 was primarily the result of the buyout of certain Panther players' contracts totaling $3.2 million. In addition, revenue decreased to $2.7 million during the three months ended September 30, 1999, from $3.6 million during the three months ended September 30, 1998. Less revenue was derived from Decoma Miami Associates, Ltd. ("Decoma"), the entity that manages the Miami Arena, during the three months ended September 30, 1999 because of fewer scheduled events.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses totaled $3.4 million and $1.8 million during the three months ended September 30, 1999 and 1998, respectively. Corporate general and administrative expenses increased because certain non-recurring legal fees were incurred during the three months ended September 30, 1999.

INTEREST AND OTHER INCOME

     Interest and other income totaled $427,000 and $437,000 during the three months ended September 30, 1999 and 1998, respectively, and primarily include interest earned on cash and cash equivalents.

INTEREST AND OTHER EXPENSE

     Interest and other expense totaled $13.7 million and $10.7 million during the three months ended September 30, 1999 and 1998, respectively. The increase in interest expense was primarily the result of an increase in the average cost of borrowing to 10.2% during the three months ended September 30, 1999, from 7.5% during the three months ended September 30, 1998.

MINORITY INTEREST

     Minority interest totaled $64,000 and $(235,000) during the three months ended September 30, 1999 and 1998, respectively. Minority interest for each period presented represents minority shareholders' proportionate share of the equity in Decoma.

EBITDA

     EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and minority interest. EBITDA loss totaled $9.0 million and $1.7 million during the three months ended September 30, 1999 and 1998, respectively. The increase in the EBITDA loss was primarily due to the buyout of certain Panther players' contracts, the incurrence of certain non-recurring legal fees and lower entertainment and sports revenue. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

ADJUSTED EBITDA

     Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the period. The net membership fees deferred during the period represents the quarterly change in deferred revenue arising from the Premier Club at the Boca Raton Resort and Club and Grande Oaks Golf Club. Adjusted EBITDA loss totaled $7.1 million and $458,000 during the three months ended September 30, 1999 and 1998, respectively. The increase in the Adjusted EBITDA loss during the three months ended September 30, 1999 compared to the three months ended September 30, 1998 was attributable to the factors discussed in the preceding paragraph, partially offset by higher Premier Club sales during the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased to $10.1 million at September 30, 1999, from $10.2 million at June 30, 1999. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $32.6 million and $16.5 million during the three months ended September 30, 1999 and 1998, respectively. The increase in cash flow from operations from September 30, 1998 to September 30, 1999 was primarily the result of receiving more cash from advance customer deposits for stays at the Company's resorts, greater Premier Club membership sales and higher advance Panther ticket sales during the three months ended September 30, 1999.

  Net Cash Used in Investing Activities

     Net cash used in investing activities amounted to $26.8 million and $52.4 million during the three months ended September 30, 1999 and 1998, respectively.

     Capital expenditures decreased by $26.6 million to $20.8 million during the three months ended September 30, 1999, compared to $47.4 million during the three months ended September 30, 1998. During the three months ended September 30, 1999, the Company spent approximately $9.4 million at the Boca Raton Resort and Club relating to additional guest parking and commencement of a luxury guestroom renovation, $4.5 million on golf related improvements to a land parcel located in Naples, Florida and $3.3 million on the acquisition of commercial property located near the Company's Fort Lauderdale resorts. Other capital spending during the three months ended September 30, 1999 related primarily to recurring furniture, fixture and equipment improvements at the Company's resorts.

     During the three months ended September 30, 1998, the Company spent $28.6 million on the acquisition of land in Naples and Plantation, Florida. The Company plans to use the parcels to construct additional recreational amenities, including golf facilities, that would be available to guests of its Naples' and Fort

Lauderdale resorts as well as Premier Club members. Other capital spending during the three months ended September 30, 1998 related to the completion of the Grande Oaks Golf Club in Fort Lauderdale, construction of the 122 guestroom addition at the Arizona Biltmore Hotel (which was completed in September 1999) and other recurring furniture, fixture and equipment improvements at the Company's resorts.

     Under covenants to a senior note payable secured by the Boca Raton Resort and Club, the Company is required to deposit excess operating cash into reserve accounts which are accumulated and restricted to support future debt service, facility expansion, furniture, fixture and equipment replacement and real estate tax payments. Additionally, the Company's loan agreement for the Arizona Biltmore Hotel requires the maintenance of customary capital expenditure reserve funds for the replacement of assets. These reserve funds are classified as restricted cash on the Consolidated Balance Sheets. The entertainment and sports business also maintains restricted cash relating to the operation of the National Car Rental Center which is released to the Company on a quarterly basis. Restricted cash increased by $2.0 million during the three months ended September 30, 1999, compared to an increase of $4.9 million during the three months ended September 30, 1998.

  Cash Provided By (Used In) Financing Activities

     Net cash used in financing activities amounted to $6.0 million during the three months ended September 30, 1999. Net cash provided by financing activities totaled $10.1 million during the three months ended September 30, 1998. Cash flows for each period primarily represent borrowings under credit facilities, net of the repayment of indebtedness.

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

     During the fourth quarter of the prior fiscal year, management refinanced all of the Company's short-term indebtedness. In April 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 in a private placement offering. In addition, the Company obtained a new three-year, secured credit facility in the amount of $146 million and repaid its indebtedness under its $35 million credit facility. As of September 30, 1999, the Company had aggregate availability of $139.2 million under its two lines-of-credit. As a result of this availability and expected cash from operations, management believes the Company has sufficient funds to make its planned capital expenditures and support on-going operations, including meeting debt service obligations.

FINANCIAL CONDITION

     Significant changes in balance sheet data from June 30, 1999 to September 30, 1999 are discussed below.

  Other Current Assets

     Other current assets increased to $8.9 million at September 30, 1999, from $6.4 million at June 30, 1999. The increase in other current assets at September 30, 1999 primarily relates to various prepaid expenses such as insurance and travel, along with advances to concert promoters for scheduled upcoming performances at the National Car Rental Center.

  Property and Equipment

     Property and equipment increased to $1.05 billion at September 30, 1999, from $1.03 billion at June 30, 1999. See discussion of capital spending under "Cash Used in Investing Activities - Capital Expenditures".

  Intangible Assets

     Intangible assets increased to $120.0 million at September 30, 1999, from $116.4 million at June 30, 1999. The increase relates to additional purchase price for the Arizona Biltmore Hotel (See Note 5).

  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses increased to $72.1 million at September 30, 1999, from $57.2 million at June 30, 1999. The Company's trade payables tend to increase as the Company moves closer to peak operating season for its businesses.

  Current Portion of Deferred Revenue

     Current portion of deferred revenue increased to $70.4 million at September 30, 1999, from $27.6 million at June 30, 1999. Approximately $30.8 million of the increase relates to deposits for advance suite and seat sales at the National Car Rental Center. Additionally, approximately $9.2 million of the increase related to advance deposits for customer stays and receipts of membership fees and annual dues of the Premier Club at the Boca Raton Resort and Club. The membership fees are recognized as revenue over the estimated life of the membership. The annual dues will be recognized as revenue ratably over the membership year, which commenced on October 1.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     With regard to the Allied Minority Contractors Association, Inc. litigation disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, the Broward County Plaintiffs have not sought further review from the Florida Supreme Court. Accordingly, the August 18, 1999 ruling by the Fourth District Court of Appeal of the State of Florida is final.

     With regard to the purported class action lawsuit which alleged violations of Sections 10(b) and 20A of the Securities Exchange Act of 1934, as amended, on October 6, 1999 the court dismissed all claims against all defendants, with prejudice.

     There have been no other material changes in the status of legal proceedings as described under Part I, Item 3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

NUMBER                                                      DESCRIPTION
------                                                      -----------
27.1                                  Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on September 28, 1999 indicating a change in the name of the Company to Boca Resorts, Inc. from Florida Panthers Holdings, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Boca Resorts, Inc.

Date: November 11, 1999                                                 By: /s/ WILLIAM M. PIERCE
                                                           ----------------------------------------------------
                                                                            William M. Pierce
                                                                   Senior Vice President, Treasurer and
                                                                         Chief Financial Officer
                                                                      (Principal Financial Officer)

                                                                         By: /s/ STEVEN M. DAURIA
                                                           ----------------------------------------------------
                                                                             Steven M. Dauria
                                                                 Vice President and Corporate Controller
                                                                      (Principal Accounting Officer)