Form 10-Q
period 1999-12-31
BOCA RESORTS INC
filed 2000-02-11
CIK 1020905

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 10, 2000, there were 40,606,072 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BOCA RESORTS, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,    JUNE 30,
                                                                  1999          1999
                                                              ------------   ----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $    4,672    $   10,222
  Restricted cash...........................................       26,980        44,830
  Accounts receivable, net..................................       34,608        24,349
  Inventory.................................................        9,142         7,295
  Current portion of Premier Club notes receivable..........        3,819         3,427
  Other current assets......................................        6,103         6,368
                                                               ----------    ----------
          Total current assets..............................       85,324        96,491
Property and equipment, net.................................    1,059,198     1,032,497
Intangible assets, net......................................      119,242       116,427
Long-term portion of Premier Club notes receivable, net.....        6,709         7,073
Other assets................................................       30,588        32,416
                                                               ----------    ----------
          Total assets......................................   $1,301,061    $1,284,904
                                                               ==========    ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $   58,324    $   57,178
  Current portion of deferred revenue.......................       50,360        27,581
  Current portion of lines-of-credit and notes payable......       34,886        26,500
  Other current liabilities.................................        4,862         4,965
                                                               ----------    ----------
          Total current liabilities.........................      148,432       116,224
Lines-of-credit and notes payable...........................      226,117       217,605
Premier Club refundable membership fees.....................       61,863        62,903
Other non-current liabilities...............................       20,695        17,211
Deferred income taxes.......................................       38,755        38,857
Senior subordinated notes payable...........................      340,000       340,000
Minority interest...........................................        1,844         1,824
Commitments and contingencies
Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 40,606,072 and 40,551,370 shares issued
     and outstanding at December 31, 1999 and June 30, 1999,
     respectively...........................................          406           406
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     December 31, 1999 and June 30, 1999....................            3             3
  Contributed capital.......................................      486,997       486,421
  Retained earnings (accumulated deficit)...................      (24,051)        3,450
                                                               ----------    ----------
          Total shareholders' equity........................      463,355       490,280
                                                               ----------    ----------
          Total liabilities and shareholders' equity........   $1,301,061    $1,284,904
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       1998
                                                              --------   --------
Revenue:
  Leisure and recreation....................................  $ 91,478   $ 80,233
  Entertainment and sports..................................    23,159     24,816
                                                              --------   --------
          Total revenue.....................................   114,637    105,049
Operating expenses:
  Cost of leisure and recreation services...................    40,912     35,485
  Cost of entertainment and sports services.................    20,841     18,736
  Selling, general and administrative expenses..............    27,479     22,824
  Amortization and depreciation.............................     8,697      7,552
                                                              --------   --------
          Total operating expenses..........................    97,929     84,597
                                                              --------   --------
Operating income............................................    16,708     20,452
Interest and other income...................................       499      1,033
Interest and other expense..................................   (13,661)   (12,554)
Minority interest...........................................       (13)        55
                                                              --------   --------
Net income..................................................  $  3,533   $  8,986
                                                              ========   ========
Net income per share -- basic and diluted...................  $   0.09   $   0.26
                                                              ========   ========
Shares used in computing net income per share -- basic......    40,861     35,145
                                                              ========   ========
Shares used in computing net income per share -- diluted....    40,876     35,145
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       1998
                                                              --------   --------
Revenue:
  Leisure and recreation....................................  $142,896   $128,872
  Entertainment and sports..................................    25,840     28,455
                                                              --------   --------
          Total revenue.....................................   168,736    157,327
Operating expenses:
  Cost of leisure and recreation services...................    70,629     63,042
  Cost of entertainment and sports services.................    28,368     22,161
  Selling, general and administrative expenses..............    53,711     46,226
  Amortization and depreciation.............................    17,114     15,031
                                                              --------   --------
          Total operating expenses..........................   169,822    146,460
                                                              --------   --------
Operating income (loss).....................................    (1,086)    10,867
Interest and other income...................................       917      1,470
Interest and other expense..................................   (27,383)   (23,217)
Minority interest...........................................        51       (180)
                                                              --------   --------
Net loss....................................................  $(27,501)  $(11,060)
                                                              ========   ========
Net loss per share -- basic and diluted.....................  $  (0.67)  $  (0.31)
                                                              ========   ========
Shares used in computing net loss per share -- basic and
  diluted...................................................    40,861     35,145
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                1999       1998
                                                              --------   --------
Operating activities:
  Net loss..................................................  $(27,501)  $(11,060)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Amortization and depreciation........................    17,114     15,031
       Income applicable to minority interest...............       (51)       180
       Imputed interest on indebtedness with no stated
        rate................................................     1,120         --
  Changes in operating assets and liabilities:
       Accounts receivable..................................   (10,259)    (3,247)
       Other assets.........................................        26     (8,333)
       Accounts payable and accrued expenses................     1,146      4,061
       Deferred revenue and other liabilities...............    25,018     26,934
                                                              --------   --------
          Net cash provided by operating activities.........     6,613     23,566
                                                              --------   --------
Investing activities:
  Amounts paid in connection with the acquisition of the
     Arizona Biltmore Hotel.................................    (4,018)        --
  Capital expenditures......................................   (41,489)   (61,781)
  Change in restricted cash.................................    17,850      4,506
                                                              --------   --------
          Net cash used in investing activities.............   (27,657)   (57,275)
                                                              --------   --------
Financing activities:
  Proceeds from borrowing under credit facilities...........    27,137    131,838
  Payments on notes payable and lines-of-credit.............   (11,753)  (122,378)
  Proceeds from exercise of stock options...................        47         20
  Increase in (distribution to) minority interests..........        71       (115)
  Other.....................................................        (8)        --
                                                              --------   --------
          Net cash provided by financing activities.........    15,494      9,365
                                                              --------   --------
          Decrease in cash and cash equivalents.............    (5,550)   (24,344)
Cash and cash equivalents, at beginning of period...........    10,222     37,228
                                                              --------   --------
Cash and cash equivalents, at end of period.................  $  4,672   $ 12,884
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

     In the opinion of management, the financial information furnished in this report reflects all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim period. The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2. NATURE OF OPERATIONS

     The Company, which was known as Florida Panthers Holdings, Inc. until September 28, 1999, is an owner and operator of leisure and recreation businesses and entertainment/sports businesses. The leisure and recreation business primarily consists of the ownership and operation of six luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company's resorts include: the Boca Raton Resort and Club (Boca Raton, Florida), the Arizona Biltmore Hotel (Phoenix, Arizona), the Registry Resort at Pelican Bay (Naples, Florida), the Edgewater Beach Hotel (Naples, Florida), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale, Florida), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale, Florida). The Company also owns and operates two championship golf courses named Grande Oaks Golf Club (Davie, Florida) and Naples Grande Golf Club (Naples, Florida).

     The entertainment and sports business primarily includes the operations of the Florida Panthers Hockey Club (the "Panthers"), a National Hockey League ("NHL") franchise and related arena management operations. The Panthers generate revenue through the sale of tickets to Panthers' home games, the licensing of local market television, cable network, and radio rights, from distributions under revenue-sharing arrangements with the NHL covering national broadcasting contracts, as well as other ancillary sources including expansion franchise fees. In addition, the Company generates revenue through its participation in the net operating income of the National Car Rental Center (a multi-purpose sports and entertainment complex), where the Panthers began playing their home games with the opening of the 1998-1999 NHL season.

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

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       DECEMBER 31,        DECEMBER 31,
                                                    ------------------   ----------------
                                                     1999       1998      1999      1998
                                                    -------    -------   ------    ------
                                                               (IN THOUSANDS)
Basic weighted average shares outstanding.........  40,861     35,145    40,861    35,145
Stock options.....................................      15         --        --        --
                                                    ------     ------    ------    ------
Diluted weighted average shares outstanding.......  40,876     35,145    40,861    35,145
                                                    ======     ======    ======    ======

                               BOCA RESORTS, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4. INCOME TAXES

     No income tax benefit was recorded during the six months ended December 31, 1999 and 1998 due to an offsetting increase in the Company's valuation allowance. Realization of the future tax benefits relating to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the need for a valuation allowance for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may not contain all the information that is important to you. This section should be read together with the Annual Report on Form 10-K for the year ended June 30, 1999 because the Form 10-K provides substantially greater detail.

RESULTS OF OPERATIONS

BUSINESS SEGMENT INFORMATION

     The accompanying table outlines business segment operating data for the three and six months ended December 31 (in 000's).

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        DECEMBER 31,           DECEMBER 31,
                                                    --------------------   --------------------
                                                      1999        1998       1999        1998
                                                    --------    --------   --------    --------
Revenue:
  Leisure and recreation..........................  $ 91,478    $ 80,233   $142,896    $128,872
  Entertainment and sports........................    23,159      24,816     25,840      28,455
                                                    --------    --------   --------    --------
          Total revenue...........................   114,637     105,049    168,736     157,327
Operating expenses:
  Cost of services:
     Cost of leisure and recreation services......    40,912      35,485     70,629      63,042
     Cost of entertainment and sports services....    20,841      18,736     28,368      22,161
  Selling, general and administrative expenses:
     Leisure and recreation.......................    22,055      18,040     42,390      37,209
     Entertainment and sports.....................     2,899       2,490      5,398       4,912
     Corporate....................................     2,524       2,294      5,923       4,105
  Amortization and depreciation:
     Leisure and recreation.......................     8,182       6,833     16,082      13,367
     Entertainment and sports.....................       478         691        956       1,604
     Corporate....................................        38          28         76          60
                                                    --------    --------   --------    --------
          Total operating expenses................    97,929      84,597    169,822     146,460
                                                    --------    --------   --------    --------
  Operating income (loss):
     Leisure and recreation.......................    20,329      19,875     13,795      15,254
     Entertainment and sports.....................    (1,059)      2,899     (8,882)       (222)
     Corporate....................................    (2,562)     (2,322)    (5,999)     (4,165)
                                                    --------    --------   --------    --------
          Total operating income (loss)...........    16,708      20,452     (1,086)     10,867
Interest and other income.........................       499       1,033        917       1,470
Interest and other expense........................   (13,661)    (12,554)   (27,383)    (23,217)
Minority interest.................................       (13)         55         51        (180)
                                                    --------    --------   --------    --------
Net income (loss).................................  $  3,533    $  8,986   $(27,501)   $(11,060)
                                                    ========    ========   ========    ========
EBITDA:
     Leisure and recreation.......................  $ 28,822    $ 27,688   $ 30,531    $ 29,922
     Entertainment and sports.....................      (511)      3,613     (7,821)      1,471
     Corporate....................................    (2,406)     (2,264)    (5,765)     (4,025)
                                                    --------    --------   --------    --------
          Total...................................  $ 25,905    $ 29,037   $ 16,945    $ 27,368
                                                    ========    ========   ========    ========
Adjusted EBITDA:
     Leisure and recreation.......................  $ 31,098    $ 30,235   $ 34,699    $ 33,644
     Entertainment and sports.....................      (511)      3,613     (7,821)      1,471
     Corporate....................................    (2,406)     (2,264)    (5,765)     (4,025)
                                                    --------    --------   --------    --------
          Total...................................  $ 28,181    $ 31,584   $ 21,113    $ 31,090
                                                    ========    ========   ========    ========

SEASONALITY

     The Company's revenue and income are dependent upon the activity in the tourism and leisure industry in the markets served by the Company. Tourism is dependent upon weather and the traditional seasons for travel. In addition, the Company's entertainment and sports businesses are seasonal primarily because the NHL regular season begins in October and ends in April. Because of this variability in demand, the Company's quarterly revenue may fluctuate, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although the Company believes that the historical trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly quarterly, or other interim results, should not be considered indicative of results to be expected for any quarter or for the full year.

CONSOLIDATED RESULTS OF OPERATIONS

     Net income was $3.5 million and $9.0 million for the three months ended December 31, 1999 and 1998, respectively. Net loss totaled $27.5 million and $11.1 million during the six months ended December 31, 1999 and 1998, respectively. The decrease in operating results for the three and six months ended December 31, 1999 compared to the same periods in 1998 was primarily due to the following: lower ticket revenue derived from Panthers home games caused by decreased paid attendance, increased player salary costs primarily due to the buyout of certain players' contracts, increased interest expense resulting primarily from a higher cost of capital, additional depreciation on recently completed capital projects at the Company's resorts and the recognition of certain non-recurring legal fees. Additional information relating to the operating results for each business segment is set forth below.

LEISURE AND RECREATION

  Revenue

     Leisure and recreation revenue totaled $91.5 million and $80.2 million during the three months ended December 31, 1999 and 1998, respectively, and $142.9 million and $128.9 million during the six months ended December 31, 1999 and 1998, respectively. The increase in revenue during the three and six months ended December 31, 1999 compared to the same periods in 1998 was the result of an increase in the average daily rate ("ADR"), occupancy and total available rooms (due to the completion of a 122 guestroom addition at the Arizona Biltmore Hotel in September 1999) coupled with an increase in other non-room related sources of revenue.

     ADR for the Company's resort portfolio increased to $209.47 during the three months ended December 31, 1999, from $194.72 during the three months ended December 31, 1998. ADR increased to $169.98 during the six months ended December 31, 1999, from $158.19 during the six months ended December 31, 1998. Occupancy for the Company's resort portfolio increased to 65.0% during the three months ended December 31, 1999, from 63.8% during the three months ended December 31, 1998. Occupancy increased to 62.6% during the six months ended December 31, 1999, from 61.4% during the six months ended December 31, 1998. Accordingly, room revenue per available room ("RevPar") increased to $136.23 during the three months ended December 31, 1999, from $124.20 during the three months ended December 31, 1998. RevPar increased to $106.36 during the six months ended December 31, 1999, from $91.17 during the six months ended December 31, 1998.

     Approximately 60% of leisure and recreation revenue for the periods presented was derived from non-room sources such as food and beverage sales, yachting and marina revenue, club memberships, retail and other resort amenities. Non-room revenue during the three months ended December 31, 1999 increased to $54.4 million, compared to $47.8 million during the three months ended December 31, 1998. Accordingly, total revenue per available room increased to $335.76 during the three months ended December 31, 1999, from $306.92 during the three months ended December 31, 1998. Non-room revenue during the six months ended December 31, 1999 increased to $85.9 million, compared to $78.0 million during the six months ended December 31, 1998. Accordingly, total revenue per available room increased to $266.57 during the six months ended December 31, 1999, from $246.28 during the six months ended December 31, 1998.

  Operating Expenses

     Cost of leisure and recreation services totaled $40.9 million or 45% of revenue during the three months ended December 31, 1999, compared to $35.5 million or 44% of revenue during the three months ended December 31, 1998. Cost of leisure and recreation services totaled $70.6 million or 49% of revenue during the six months ended December 31, 1999, compared to $63.0 million or 49% of revenue during the six months ended December 31, 1998. The increase in costs of services was relatively proportionate with the increase in revenue during the three and six months ended December 31, 1999, compared to the prior year periods. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

     Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $22.1 million or 24% of revenue during the three months ended December 31, 1999, compared to $18.0 million or 22% of revenue during the three months ended December 31, 1998. S,G&A of the leisure and recreation business totaled $42.4 million or 30% of revenue during the six months ended December 31, 1999, compared to $37.2 million or 29% of revenue during the six months ended December 31, 1998. S,G&A expenses as a percent of revenue increased during the three and six months ended December 31, 1999, compared to the three and six months ended December 31, 1998 because certain inefficiencies were experienced during the current year as a result of business interruption from the threat of hurricanes not covered by insurance and because certain professional fees increased during the three and six months ended December 31, 1999. In addition, Grande Oaks Golf Club had not yet achieved scale (the club has been operational for just six months). S,G&A primarily consisted of various fixed, indirect costs, including utility and property costs, real estate taxes, insurance, management and franchise agreement fees and administrative salaries and expenses.

     Amortization and depreciation expense for the leisure and recreation business was $8.2 million and $6.8 million during the three months ended December 31, 1999 and 1998, respectively. Amortization and depreciation expense for the leisure and recreation business was $16.1 million and $13.4 million during the six months ended December 31, 1999 and 1998, respectively. The increase during the three and six months ended December 31, 1999, compared to the three and six months ended December 31, 1998 was primarily due to the completion of several capital projects resulting in additional depreciation expense, including the redesign and construction at Grande Oaks Golf Club and a 122 guestroom addition at the Arizona Biltmore Hotel.

  Operating Income

     Operating income for the leisure and recreation business totaled $20.3 million and $19.9 million during the three months ended December 31, 1999 and 1998, respectively. The significant increase in leisure and recreation revenue during the three months ended December 31, 1999 was partially offset by a proportionate increase in certain variable costs as well as higher depreciation and amortization. Operating income for the leisure and recreation business totaled $13.8 million and $15.3 million during the six months ended December 31, 1999 and 1998, respectively. The decrease in operating income was primarily the result of additional depreciation and amortization expense during the six months ended December 31, 1999.

ENTERTAINMENT AND SPORTS

     The primary component of the entertainment and sports business is the Panthers and related arena operations. Revenue and direct expenses associated with the team are recorded over the regular hockey season. Operating loss for the entertainment and sports business totaled $1.1 million during the three months ended December 31, 1999, compared to operating income of $2.9 million during the three months ended December 31, 1998. The decrease in operating results during the three months ended December 31, 1999, compared to the three months ended December 31, 1998 was primarily attributable to lower ticket revenue derived from Panthers home games caused by decreased paid attendance and higher Panthers players' salary costs. Panthers home game paid attendance has risen in late January and early February 2000 as the team continues to lead its division and play strongly. Operating losses totaled $8.9 million and $222,000 for the six months ended December 31, 1999 and 1998, respectively. The increase in operating loss during the six months ended December 31, 1999, compared to the six months ended December 31, 1998 was primarily the result of lower ticket revenue and higher Panthers players' salary costs resulting primarily from the buyout of certain players' contracts.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses totaled $2.5 million and $2.3 million during the three months ended December 31, 1999 and 1998, respectively, and $5.9 million and $4.1 million during the six months ended December 31, 1999 and 1998, respectively. Corporate general and administrative expenses increased primarily because certain non-recurring legal fees were incurred during the first quarter of the current year.

INTEREST AND OTHER INCOME

     Interest and other income totaled $499,000 and $1.0 million during the three months ended December 31, 1999 and 1998, respectively, and $917,000 and $1.5 million during the six months ended December 31, 1999 and 1998, respectively. Interest and other income primarily include interest earned on cash and cash equivalents which decreased over the comparable periods of the prior year resulting in the decrease of interest and other income during the three and six months ended December 31, 1999.

INTEREST AND OTHER EXPENSE

     Interest and other expense totaled $13.7 million and $12.6 million during the three months ended December 31, 1999 and 1998, respectively, and $27.4 million and $23.2 million during the six months ended December 31, 1999 and 1998, respectively. The increase in interest expense (which includes the amortization of debt issuance costs) during the three months ended December 31, 1999 was primarily the result a $32.9 million increase in the average indebtedness during the three months ended December 31, 1999. The increase in interest expense during the six months ended December 31, 1999 was primarily the result of an increase in the average cost of borrowing to 10.1% during the six months ended December 31, 1999, from 9.1% during the six months ended December 31, 1998. In addition, the average indebtedness increased by $21.2 million during the six months ended December 31, 1999 from the six months ended December 31, 1998.

MINORITY INTEREST

     Minority interest for each period presented represents minority shareholders' proportionate share of the equity in Decoma Miami Associates, Ltd., the entity that manages the operations of the Miami Arena.

EBITDA

     EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and minority interest. EBITDA totaled $25.9 million and $29.0 million during the three months ended December 31, 1999 and 1998, respectively, and $16.9 million and $27.4 million during the six months ended December 31, 1999 and 1998, respectively. The decrease in EBITDA during the three and six months ended December 31, 1999 was primarily due to lower ticket revenue derived from Panthers home games, increased player salary costs resulting primarily from the buyout of certain players contracts and the recognition of certain non-recurring legal fees. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

ADJUSTED EBITDA

     Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the period. The net membership fees deferred during the period represents the quarterly change in deferred revenue arising from the Premier Club at the Boca Raton Resort and Club and Grande Oaks Golf Club. Adjusted EBITDA totaled $28.2 million and $31.6 during the three months ended December 31, 1999 and 1998, respectively, and $21.1 million and $31.1 million during the six months ended December 31, 1999 and 1998, respectively. The decrease in Adjusted EBITDA during the three and six months ended December 31, 1999, compared to the three and six months ended December 31, 1998 was primarily attributable to the factors accounting for the decrease in EBITDA discussed in the preceding paragraph.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased to $4.7 million at December 31, 1999, from $10.2 million at June 30, 1999. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $6.6 million and $23.6 million during the six months ended December 31, 1999 and 1998, respectively. In addition to making a semi-annual interest payment in the amount of $16.8 million on its 9.875% senior subordinated notes (which were issued in April 1999), the Company received less cash flow from the entertainment and sports segment during the six months ended December 31, 1999, compared to the six months ended December 31, 1998. The reduction in net cash provided by operating activities as a result of these events was partially offset by more cash flow from the Company's leisure and recreation business during the six months ended December 31, 1999 than during the six months ended December 31, 1998.

  Net Cash Used in Investing Activities

     Net cash used in investing activities amounted to $27.7 million and $57.3 million during the six months ended December 31, 1999 and 1998, respectively.

     Capital expenditures decreased by $20.3 million to $41.5 million during the six months ended December 31, 1999, compared to $61.8 million during the six months ended December 31, 1998. The Company spent approximately $18.4 million at the Boca Raton Resort and Club relating to additional parking and commencement of a luxury guestroom renovation, $13.5 million on golf related improvements to a land parcel located in Naples, Florida and $3.3 million on the acquisition of commercial property located near the Company's Fort Lauderdale resorts during the six months ended December 31, 1999. Other capital spending during the six months ended December 31, 1999 related primarily to recurring furniture, fixture and equipment improvements at the Company's resorts.

     During the six months ended December 31, 1998, the Company spent $28.6 million on the acquisition of land in Naples and Plantation, Florida. The Company plans to use the parcels to construct additional recreational amenities, including golf facilities, that would be available to guests of its Naples and Fort Lauderdale resorts as well as Premier Club members. Other capital spending during the six months ended December 31, 1998 related to the completion of Grande Oaks Golf Club in Fort Lauderdale, construction of the 122 guestroom addition at the Arizona Biltmore Hotel (which was completed in September 1999) and other recurring furniture, fixture and equipment improvements at the Company's resorts.

     Under covenants to a senior note payable secured by the Boca Raton Resort and Club, the Company is required to deposit certain amounts into reserve accounts which are accumulated and restricted to support future debt service, furniture, fixture and equipment replacement and real estate tax payments. Additionally, the Company's loan agreement for the Arizona Biltmore Hotel requires the maintenance of customary capital expenditure reserve funds for the replacement of assets and real estate tax payments. These reserve funds are classified as restricted cash on the Consolidated Balance Sheets. The entertainment and sports business also maintains restricted cash relating to the operation of the National Car Rental Center which could be released to the Company on a quarterly basis. Restricted cash decreased by $17.9 million during the six months ended December 31, 1999, compared to a decrease of $4.5 million during the six months ended December 31, 1998. The significant decrease in restricted cash during the six months ended December 31, 1999 was primarily attributable to the use of funds for facility development at the Boca Raton Resort and Club.


  Cash Provided By Financing Activities

     Net cash used in financing activities amounted to $15.5 million during the six months ended December 31, 1999. Net cash provided by financing activities totaled $9.4 million during the six months ended December 31, 1998. Cash flows for each period primarily represent borrowings under credit facilities, net of the repayment of indebtedness. Included in the figures reported for the six months ended December 31, 1998, are borrowings of $99.8 million under a secured short-term credit agreement and repayments of $99.8 million under a seller note payable originated in connection with the acquisition of the Arizona Biltmore Hotel.

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

     During the fourth quarter of the prior fiscal year, management refinanced all of the Company's short-term indebtedness. In April 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 in a private placement offering. In addition, the Company obtained a new three-year, secured credit facility in the amount of $146.0 million. As of December 31, 1999, the Company had aggregate availability of $118.7 million under two lines-of-credit. In addition, the Company has a construction loan due in January 2001 in the amount of $11.7 million that is being used to finance the development of a championship golf course in Naples, Florida. As a result of this availability and expected cash from operations, management believes the Company has sufficient funds to make its planned capital expenditures and support on-going operations, including meeting debt service obligations.

FINANCIAL CONDITION

     Significant changes in balance sheet data from June 30, 1999 to December 31, 1999 are discussed below.

  Restricted Cash


     Restricted cash decreased to $27.0 million at December 31, 1999, from $44.8 million at June 30, 1999. The decrease in restricted cash was primarily attributable to the use of previously restricted amounts pursuant to the terms of a loan agreement for facility development at the Boca Raton Resort and Club.


  Accounts Receivable

     Accounts receivable increased to $34.6 at December 31, 1999, from $24.3 million at June 30, 1999. Approximately $7.6 million of the increase relates to the leisure and recreation business where it is customary for trade receivables to increase as the peak season approaches. The remaining increase relates to the hockey team where receivables tend to be higher during the regular playing season, which extends from October to April.

  Property and Equipment

     Property and equipment increased to $1.06 billion at December 31, 1999, from $1.03 billion at June 30, 1999. See discussion of capital expenditures under "Net Cash Used in Investing Activities".

  Intangible Assets

     Intangible assets increased to $119.2 million at December 31, 1999, from $116.4 million at June 30, 1999. The increase relates to additional purchase price paid for the Arizona Biltmore Hotel in August 1999, net of amortization.

  Current Portion of Deferred Revenue

     Current portion of deferred revenue increased to $50.4 million at December 31, 1999, from $27.6 million at June 30, 1999. Approximately $12.1 million of the increase relates to deposits for advance suite and seat sales at the National Car Rental Center. Additionally, approximately $10.7 million of the increase related to advance deposits for customer stays at the Company's resorts and receipt of membership fees and annual dues of the Premier Club. The membership fees are recognized as revenue over the estimated life of the membership. The annual dues will be recognized as revenue ratably over the membership year, which commenced on October 1.

YEAR 2000

     The Company has completed implementation of its Year 2000 ("Y2K") remediation plan on a timely basis and such remediation plan as implemented addresses all mission critical systems. The Company is not aware of any adverse effects of Y2K issues on the Company, including its systems and operations. The Company has no information that indicates that: a significant vendor may be unable to sell to the Company, a significant customer may be unable to purchase from the Company, or a significant service provider may be unable to provide services to the Company because of year 2000 compliance problems.

     However, because the Company's continued Y2K compliance in calendar 2000 is in part dependent on the continued Y2K compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Y2K issues or that key third parties will not experience Y2K compliance failures as calendar year 2000 progresses.

FORWARD-LOOKING STATEMENTS

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

     With regard to the purported class action lawsuits that alleged violations of Sections 10(b) and 20A of the Securities Exchange Act of 1934, as amended, the respective courts have dismissed all claims against all defendants, with prejudice. There have been no other material changes in the status of legal proceedings as described under Part I, Item 3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on November 15, 1999, the shareholders voted to elect the directors named in the proxy materials dated October 1, 1999 and amend the 1996 Stock Option Plan. The results of the voting were as follows:

                                                      WITHHELD/
                                           FOR         ABSTAIN     NON-VOTE      TOTAL(1)
                                      -------------   ---------   ----------   -------------
ELECTION OF DIRECTORS:
  Steven R. Berrard.................  2,571,809,181   2,494,170   14,157,751   2,588,461,102
  Dennis J. Callaghan...............  2,571,831,796   2,471,555   14,157,751   2,588,461,102
  Ezzat Coutry......................  2,571,831,492   2,471,859   14,157,751   2,588,461,102
  Michael S. Egan...................  2,571,831,593   2,471,758   14,157,751   2,588,461,102
  Harris W. Hudson..................  2,571,829,270   2,474,081   14,157,751   2,588,461,102
  H. Wayne Huizenga.................  2,571,821,133   2,482,218   14,157,751   2,588,461,102
  George D. Johnson, Jr.............  2,571,829,377   2,473,974   14,157,751   2,588,461,102
  Henry Latimer.....................  2,571,831,686   2,471,665   14,157,751   2,588,461,102
  Richard C. Rochon.................  2,571,809,587   2,493,764   14,157,751   2,588,461,102
AMEND STOCK OPTION PLAN.............  2,567,256,576   1,719,906   19,484,620   2,588,461,102

---------------

(1) Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

                  NUMBER                 DESCRIPTION
   ------------------------------------- -----------------------
   27.1                                  Financial Data Schedule

  (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BOCA RESORTS, INC.

Date: February 11, 2000                                       By: /s/ WILLIAM M. PIERCE
                                                -----------------------------------------------------
                                                                  William M. Pierce
                                                        Senior Vice President, Treasurer and
                                                               Chief Financial Officer
                                                            (Principal Financial Officer)

                                                              By: /s/ STEVEN M. DAURIA
                                                -----------------------------------------------------
                                                                  Steven M. Dauria
                                                       Vice President and Corporate Controller
                                                           (Principal Accounting Officer)