Form 10-Q
period 2000-03-31
BOCA RESORTS INC
filed 2000-05-12
CIK 1020905

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 1-13173

                               BOCA RESORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                              65-0676005
        (State of Incorporation)         (I.R.S. Employer Identification No.)

          501 EAST CAMINO REAL                          33432
          BOCA RATON, FLORIDA                         (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (561) 447-5300

   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report:
           450 E. LAS OLAS BOULEVARD, FORT LAUDERDALE, FLORIDA 33301

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 11, 2000, there were 40,606,072 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BOCA RESORTS, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,     JUNE 30,
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   16,474   $   10,222
  Restricted cash...........................................      23,558       44,830
  Accounts receivable, net..................................      47,685       24,349
  Inventory.................................................       8,895        7,295
  Current portion of Premier Club notes receivable..........       3,853        3,427
  Other current assets......................................       5,489        6,368
                                                              ----------   ----------
          Total current assets..............................     105,954       96,491
Property and equipment, net.................................   1,062,090    1,032,497
Intangible assets, net......................................     117,786      116,427
Long-term portion of Premier Club notes receivable, net.....       7,025        7,073
Other assets................................................      27,614       32,416
                                                              ----------   ----------
          Total assets......................................  $1,320,469   $1,284,904
                                                              ==========   ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $   68,663   $   57,178
  Current portion of deferred revenue.......................      36,858       27,581
  Current portion of lines-of-credit and notes payable......      58,144       26,500
  Other current liabilities.................................       7,064        4,965
                                                              ----------   ----------
          Total current liabilities.........................     170,729      116,224
Lines-of-credit and notes payable...........................     189,774      217,605
Premier Club refundable membership fees.....................      60,742       62,903
Other non-current liabilities...............................      22,027       17,211
Deferred income taxes.......................................      38,755       38,857
Senior subordinated notes payable...........................     340,000      340,000
Minority interest...........................................       1,927        1,824

Commitments and contingencies

Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 40,606,072 and 40,551,370 shares issued
     and outstanding at March 31, 2000 and June 30, 1999,
     respectively...........................................         406          406
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     March 31, 2000 and June 30, 1999.......................           3            3
  Contributed capital.......................................     486,997      486,421
  Retained earnings.........................................       9,109        3,450
                                                              ----------   ----------
          Total shareholders' equity........................     496,515      490,280
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $1,320,469   $1,284,904
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999
                                                              --------   --------
Revenue:
  Leisure and recreation....................................  $126,035   $114,656
  Entertainment and sports..................................    28,442     28,862
                                                              --------   --------
          Total revenue.....................................   154,477    143,518
Operating expenses:
  Cost of leisure and recreation services...................    44,618     40,720
  Cost of entertainment and sports services.................    22,502     22,133
  Selling, general and administrative expenses..............    29,261     29,254
  Amortization and depreciation.............................     9,339      8,156
                                                              --------   --------
          Total operating expenses..........................   105,720    100,263
                                                              --------   --------
Operating income............................................    48,757     43,255
Interest and other income...................................       259        286
Interest and other expense..................................   (15,774)   (17,399)
Minority interest...........................................       (81)      (114)
                                                              --------   --------
Net income..................................................  $ 33,161   $ 26,028
                                                              ========   ========
Net income per share -- basic and diluted...................  $   0.81   $   0.70
                                                              ========   ========
Shares used in computing net income per share -- basic......    40,861     37,022
                                                              ========   ========
Shares used in computing net income per share -- diluted....    40,861     37,061
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED MARCH 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999
                                                              --------   --------
Revenue:
  Leisure and recreation....................................  $268,931   $244,360
  Entertainment and sports..................................    54,282     57,317
                                                              --------   --------
          Total revenue.....................................   323,213    301,677
Operating expenses:
  Cost of leisure and recreation services...................   115,248    103,762
  Cost of entertainment and sports services.................    50,871     44,294
  Selling, general and administrative expenses..............    82,977     76,312
  Amortization and depreciation.............................    26,455     23,187
                                                              --------   --------
          Total operating expenses..........................   275,551    247,555
                                                              --------   --------
Operating income............................................    47,662     54,122
Interest and other income...................................     1,184      1,756
Interest and other expense..................................   (43,157)   (40,616)
Minority interest...........................................       (30)      (294)
                                                              --------   --------
Net income..................................................  $  5,659   $ 14,968
                                                              ========   ========
Net income per share -- basic and diluted...................  $   0.14   $   0.42
                                                              ========   ========
Shares used in computing net income per share -- basic......    40,861     35,762
                                                              ========   ========
Shares used in computing net income per share -- diluted....    40,887     35,924
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
Operating activities:
  Net income................................................  $  5,659   $ 14,968
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization and depreciation........................    26,455     23,187
       Income applicable to minority interest...............        30        294
       Imputed interest on indebtedness with no stated
        rate................................................     1,634        643
  Changes in operating assets and liabilities:
       Accounts receivable..................................   (23,336)   (18,480)
       Other assets.........................................     4,071      1,219
       Accounts payable and accrued expenses................    11,485     15,979
       Deferred revenue and other liabilities...............    13,929        607
                                                              --------   --------
          Net cash provided by operating activities.........    39,927     38,417
                                                              --------   --------
Investing activities:
  Amounts paid in connection with the acquisition of the
     Arizona Biltmore Resort................................    (4,018)        --
  Capital expenditures......................................   (52,824)   (75,634)
  Change in restricted cash.................................    21,272       (263)
                                                              --------   --------
          Net cash used in investing activities.............   (35,570)   (75,897)
                                                              --------   --------
Financing activities:
  Proceeds from borrowing under credit facilities...........    33,304    152,802
  Payments on notes payable and lines-of-credit.............   (31,523)  (178,255)
  Proceeds from sale of common stock........................        --     40,136
  Proceeds from exercise of stock options...................        47         20
  Increase in (distribution to) minority interests..........        75       (115)
  Other.....................................................        (8)        --
                                                              --------   --------
          Net cash provided by financing activities.........     1,895     14,588
                                                              --------   --------
          Increase (decrease) in cash and cash
           equivalents......................................     6,252    (22,892)
Cash and cash equivalents, at beginning of period...........    10,222     37,228
                                                              --------   --------
Cash and cash equivalents, at end of period.................  $ 16,474   $ 14,336
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Boca Resorts, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation.

2. NATURE OF OPERATIONS

     Boca Resorts, Inc. is an owner and operator of leisure and recreation businesses and entertainment/sports businesses. The leisure and recreation business primarily consists of the ownership and operation of six luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company's resorts include: the Boca Raton Resort and Club (Boca Raton, Florida), the Arizona Biltmore Resort and Spa (Phoenix, Arizona), the Registry Resort at Pelican Bay (Naples, Florida), the Edgewater Beach Hotel (Naples, Florida), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale, Florida), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale, Florida). The Company also owns and operates two newly developed championship golf courses named Grande Oaks Golf Club (Davie, Florida) and Naples Grande Golf Club (Naples, Florida).

     The entertainment and sports business primarily includes the operations of the Florida Panthers Hockey Club (the "Panthers"), a National Hockey League ("NHL") franchise and related arena management operations. The Panthers generate revenue through the sale of tickets to Panthers' home games, the licensing of local market television, cable network, and radio rights, from distributions under revenue-sharing arrangements with the NHL covering national broadcasting contracts, as well as other ancillary sources including expansion franchise fees. In addition, the Company generates revenue through its participation in the net operating income of the National Car Rental Center (a multi-purpose entertainment and sports complex), where the Panthers began playing their home games with the opening of the 1998-1999 NHL season.

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

                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                MARCH 31,            MARCH 31,
                                                            ------------------   ------------------
                                                             2000       1999      2000       1999
                                                            -------    -------   -------    -------
Basic weighted average shares outstanding.................  40,861     37,022    40,861     35,762
Stock options.............................................      --         39        26        162
                                                            ------     ------    ------     ------
Diluted weighted average shares outstanding...............  40,861     37,061    40,887     35,924
                                                            ======     ======    ======     ======

                               BOCA RESORTS, INC.

4. INCOME TAXES

     No provision for income tax was recorded for the periods presented due to an offsetting decrease in the Company's valuation allowance which totaled $2.2 million and $5.8 million for the nine months ended March 31, 2000 and 1999, respectively. Realization of the future tax benefits relating to deferred tax assets is dependent on many factors. Management has considered these factors in reaching its conclusion as to the need for a valuation allowance for financial reporting purposes.

5. WORKING CAPITAL

     Historically, the Company's current liabilities generally have exceeded current assets. This ratio is not indicative of a lack of liquidity as the Company maintains a long-term revolving credit line that represents an additional and immediate potential source of liquidity. See "Management's Discussion and Analysis of Financial Condition -- Capital Resources".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may not contain all the information that is important to you. This section should be read together with the Annual Report on Form 10-K for the year ended June 30, 1999 because the Form 10-K provides substantially greater detail.

RESULTS OF OPERATIONS

BUSINESS SEGMENT INFORMATION

     The accompanying table outlines business segment operating data for the three and nine months ended March 31 (in 000's).

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         MARCH 31,              MARCH 31,
                                                    --------------------   --------------------
                                                      2000        1999       2000        1999
                                                    --------    --------   --------    --------
Revenue:
  Leisure and recreation..........................  $126,035    $114,656   $268,931    $244,360
  Entertainment and sports........................    28,442      28,862     54,282      57,317
                                                    --------    --------   --------    --------
          Total revenue...........................   154,477     143,518    323,213     301,677
Operating expenses:
  Cost of services:
     Cost of leisure and recreation services......    44,618      40,720    115,248     103,762
     Cost of entertainment and sports services....    22,502      22,133     50,871      44,294
  Selling, general and administrative expenses:
     Leisure and recreation.......................    24,085      23,838     66,475      61,879
     Entertainment and sports.....................     2,526       2,696      7,924       7,608
     Corporate....................................     2,650       2,720      8,578       6,825
  Amortization and depreciation:
     Leisure and recreation.......................     8,822       7,419     24,905      20,786
     Entertainment and sports.....................       462         708      1,419       2,312
     Corporate....................................        55          29        131          89
                                                    --------    --------   --------    --------
          Total operating expenses................   105,720     100,263    275,551     247,555
                                                    --------    --------   --------    --------
  Operating income (loss):
     Leisure and recreation.......................    48,510      42,679     62,303      57,933
     Entertainment and sports.....................     2,952       3,325     (5,932)      3,103
     Corporate....................................    (2,705)     (2,749)    (8,709)     (6,914)
                                                    --------    --------   --------    --------
          Total operating income..................    48,757      43,255     47,662      54,122
Interest and other income.........................       259         286      1,184       1,756
Interest and other expense........................   (15,774)    (17,399)   (43,157)    (40,616)
Minority interest.................................       (81)       (114)       (30)       (294)
                                                    --------    --------   --------    --------
Net income........................................  $ 33,161    $ 26,028   $  5,659    $ 14,968
                                                    ========    ========   ========    ========
EBITDA:
     Leisure and recreation.......................  $ 57,546    $ 50,306   $ 88,072    $ 80,227
     Entertainment and sports.....................     2,344       4,057     (5,476)      5,528
     Corporate....................................    (2,570)     (2,666)    (8,330)     (6,690)
                                                    --------    --------   --------    --------
          Total...................................  $ 57,320    $ 51,697   $ 74,266    $ 79,065
                                                    ========    ========   ========    ========
Adjusted EBITDA:
     Leisure and recreation.......................  $ 61,747    $ 50,918   $ 96,433    $ 84,562
     Entertainment and sports.....................     2,344       4,057     (5,476)      5,528
     Corporate....................................    (2,570)     (2,666)    (8,328)     (6,690)
                                                    --------    --------   --------    --------
          Total...................................  $ 61,521    $ 52,309   $ 82,629    $ 83,400
                                                    ========    ========   ========    ========

SEASONALITY

     The Company's revenue and income are dependent upon the activity in the tourism and leisure industry in the markets served by the Company. Tourism is dependent upon weather and the traditional seasons for travel. In addition, the Company's entertainment and sports businesses are seasonal primarily because the NHL regular season begins in October and ends in April. Because of this variability in demand, the Company's quarterly revenue may fluctuate, and revenue for the first quarter of each fiscal year can be expected to be lower than the remaining quarters. Although the Company believes that the historical trend in quarterly revenue for the second, third and fourth quarters of each fiscal year is generally higher than the first quarter, there can be no assurance that this trend will continue in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

CONSOLIDATED RESULTS OF OPERATIONS

     Net income was $33.2 million and $26.0 million for the three months ended March 31, 2000 and 1999, respectively, and $5.7 million and $15.0 million for the nine months ended March 31, 2000 and 1999, respectively. The increase in net income for the three months ended March 31, 2000 versus the comparable period of the prior year was attributable to an increase in leisure and recreation revenue together with better profit margins for this business segment. The decrease in operating results for the nine months ended March 31, 2000 compared to the same period in 1999 was primarily due to the following: decreased entertainment and sports revenue primarily because of lower ticket revenue derived from Panthers home games, increased player salary costs primarily due to the buyout of certain players' contracts, increased interest expense, additional depreciation on new capital projects at the Company's resorts and the recognition of certain non-recurring legal fees. Additional information relating to the operating results for each business segment is set forth below.

LEISURE AND RECREATION

  Revenue

     Leisure and recreation revenue totaled $126.0 million and $114.7 million during the three months ended March 31, 2000 and 1999, respectively, and $268.9 million and $244.4 million during the nine months ended March 31, 2000 and 1999, respectively. The increase in revenue during the three and nine months ended March 31, 2000 compared to the same periods in 1999 was the result of an increase in the average daily room rate ("ADR"), occupancy and total available rooms (due to the completion of a 120 guestroom addition at the Arizona Biltmore Resort and Spa in September 1999) coupled with an increase in other non-room related revenue.

     ADR for the Company's resort portfolio increased to $286.03 during the three months ended March 31, 2000, from $282.30 during the three months ended March 31, 1999. ADR increased to $215.31 during the nine months ended March 31, 2000, from $207.81 during the nine months ended March 31, 1999. Occupancy for the Company's resort portfolio increased to 79.9% during the three months ended March 31, 2000, from 79.2% during the three months ended March 31, 1999. Occupancy increased to 68.4% during the nine months ended March 31, 2000, from 67.3% during the nine months ended March 31, 1999. Accordingly, room revenue per available room ("RevPar") increased to $228.42 during the three months ended March 31, 2000, from $223.69 during the three months ended March 31, 1999. RevPar increased to $147.15 during the nine months ended March 31, 2000, from $139.82 during the nine months ended March 31, 1999. The increase in ADR and occupancy for the three and nine months ended March 31, 2000 versus the same periods of the prior year reflects continued favorable supply/demand economics in the markets in which the Company operates. In addition, recently completed capital projects including room renovations, golf facilities and other amenities at the Company's resorts have supported increases in room rates.

     Over 50% of leisure and recreation revenue for the periods presented was derived from non-room sources such as food and beverage sales, yachting and marina revenue, golf, club memberships, retail and other resort amenities. Non-room revenue during the three months ended March 31, 2000 increased to $64.6 million, compared to $57.4 million during the three months ended March 31, 1999. Accordingly, total revenue per available room increased to $468.45 during the three months ended March 31, 2000, from $447.63 during the three months ended March 31, 1999. Non-room revenue during the nine months ended March 31, 2000 increased to $150.5 million, compared to $135.4 million during the nine months ended March 31, 1999. Accordingly, total revenue per available room increased to $334.03 during the nine months ended March 31, 2000, from $313.52 during the nine months ended March 31, 1999. The increase in non-room revenue during the three and nine months ended March 31, 2000 compared to the same periods of the prior year was partially due to the opening of two new championship golf courses.

  Operating Expenses

     Cost of leisure and recreation services totaled $44.6 million or 35% of revenue during the three months ended March 31, 2000, compared to $40.7 million or 36% of revenue during the three months ended March 31, 1999. Cost of leisure and recreation services totaled $115.2 million or 43% of revenue during the nine months ended March 31, 2000, compared to $103.8 million or 43% of revenue during the nine months ended March 31, 1999. The increase in costs of services was the result of the increase in revenue during the three and nine months ended March 31, 2000, compared to the prior year periods. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

     Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $24.1 million or 19% of revenue during the three months ended March 31, 2000, compared to $23.8 million or 21% of revenue during the three months ended March 31, 1999. S,G&A as a percent of revenue decreased during the three months ended March 31, 2000 versus the three months ended March 31, 1999 primarily because of an increase in room inventory yielding additional room revenue during the three months ended March 31, 2000. S,G&A of the leisure and recreation business totaled $66.5 million or 25% of revenue during the nine months ended March 31, 2000, compared to $61.9 million or 25% of revenue during the nine months ended March 31, 1999. S,G&A of the leisure and recreation business primarily consisted of utility and property costs, real estate taxes, insurance, franchise agreement fees and administrative salaries and expenses.

     Amortization and depreciation expense for the leisure and recreation business was $8.8 million and $7.4 million during the three months ended March 31, 2000 and 1999, respectively. Amortization and depreciation expense for the leisure and recreation business was $24.9 million and $20.8 million during the nine months ended March 31, 2000 and 1999, respectively. The increase during the three and nine months ended March 31, 2000, compared to the three and nine months ended March 31, 1999, was primarily due to the completion of several capital projects resulting in additional depreciation expense, including the redesign and construction at Grande Oaks Golf Club, development of Naples Grande Golf Club and a 120 guestroom addition at the Arizona Biltmore Resort and Spa.

  Operating Income

     Operating income for the leisure and recreation business totaled $48.5 million or 39% of revenue during the three months ended March 31, 2000 and $42.7 million or 37% of revenue during the three months ended March 31, 1999. The improvement in leisure and recreation operating income during the three months ended March 31, 2000 versus the three months ended March 31, 1999 was attributable to a significant increase in leisure and recreation revenue, partially offset by a proportionate increase in certain variable costs as well as higher depreciation and amortization. Operating income for the leisure and recreation business totaled $62.3 million and $57.9 million during the nine months ended March 31, 2000 and 1999, respectively.

ENTERTAINMENT AND SPORTS

     The primary component of the entertainment and sports business is the Panthers and related arena operations. Revenue and direct expenses associated with the Panthers are recorded over the regular hockey season. Revenue and expenses associated with the Panthers participation in the 1999-2000 Stanley Cup playoffs will be recorded during the three-month and nine-month periods ended June 30, 2000. Operating income for the entertainment and sports business totaled $3.0 million during the three months ended March 31, 2000, compared to $3.3 million during the three months ended March 31, 1999. There was an operating loss of $5.9 million for the nine months ended March 31, 2000 as compared to operating income of $3.1 million for the nine months ended March 31, 1999. The increase in operating loss during the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999 was substantially the result of a decrease of $3.0 million in entertainment and sports revenue resulting primarily from lower ticket revenue during the current year season and higher Panthers players' salary costs totaling $6.4 million resulting in part from the buyout of certain players' contracts.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses totaled $2.7 million during both the three months ended March 31, 2000 and 1999 and $8.6 million and $6.8 million during the nine months ended March 31, 2000 and 1999, respectively. Corporate general and administrative expenses increased during the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 primarily because certain non-recurring legal fees approximating $1.6 million were incurred during the first quarter of the current year.

INTEREST AND OTHER INCOME

     Interest and other income totaled $259,000 and $286,000 during the three months ended March 31, 2000 and 1999, respectively, and $1.2 million and $1.8 million during the nine months ended March 31, 2000 and 1999, respectively. Interest and other income primarily include interest earned on cash and cash equivalents which decreased over the comparable periods of the prior year resulting in the decrease of interest and other income earned during the three and nine months ended March 31, 2000.

INTEREST AND OTHER EXPENSE

     Interest and other expense (which includes the amortization of debt issuance costs and other non-recurring charges) totaled $15.8 million and $17.4 million during the three months ended March 31, 2000 and 1999, respectively, and $43.2 million and $40.6 million during the nine months ended March 31, 2000 and 1999, respectively. The decrease in interest expense during the three months ended March 31, 2000 was primarily the result of a decrease in the average cost of borrowing to 10.0% during the three months ended March 31, 2000, from 12.9% during the three months ended March 31, 1999. The average indebtedness remained relatively flat for each three-month period. The increase in interest expense during the nine months ended March 31, 2000 was primarily the result of an increase in the average indebtedness to $587.6 million during the nine months ended March 31, 2000, from $572.0 million during the nine months ended March 31, 1999. The increase in the average indebtedness during the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 was slightly offset by a decrease in the average cost of borrowing to 10.1% from 10.4% for the respective periods.

MINORITY INTEREST

     Minority interest for each period presented represents minority shareholders' proportionate share of the equity in Decoma Miami Associates, Ltd., the entity that manages the operations of the Miami Arena.

EBITDA

     EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and minority interest. EBITDA totaled $57.3 million and $51.7 million during the three months ended March 31, 2000 and 1999, respectively, and $74.3 million and $79.1 million during the nine months ended March 31, 2000 and 1999, respectively. The increase in EBITDA during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was primarily due to an increase in leisure and recreation revenue coupled with higher profit margins for this business segment. The decrease in EBITDA during the nine months ended March 31, 2000 was primarily due to lower ticket revenue derived from Panthers home games, increased player salary costs resulting primarily from the buyout of certain players' contracts and the recognition of certain non-recurring legal fees. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

ADJUSTED EBITDA

     Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the period. The net membership fees deferred during the three month period represents the quarterly change in deferred revenue arising from the Premier Club at the Boca Raton Resort and Club, Grande Oaks Golf Club and Naples Grande Golf Club. Adjusted EBITDA totaled $61.5 million and $52.3 during the three months ended March 31, 2000 and 1999, respectively, and $82.6 million and $83.4 million during the nine months ended March 31, 2000 and 1999, respectively. The increase in Adjusted EBITDA for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was the result of an increase in Premier Club membership sales together with an increase in EBITDA as discussed in the preceding paragraph. The decrease in Adjusted EBITDA during the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999 was primarily attributable to the factors accounting for the decrease in EBITDA discussed in the preceding paragraph.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $16.5 million at March 31, 2000, from $10.2 million at June 30, 1999. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $39.9 million and $38.4 million during the nine months ended March 31, 2000 and 1999, respectively. The increase in cash flow from the Company's leisure and recreation business during the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 was partially offset by less cash flow from the entertainment and sports segment.

  Net Cash Used in Investing Activities

     Net cash used in investing activities amounted to $35.6 million and $75.9 million during the nine months ended March 31, 2000 and 1999, respectively. The change in net cash used in investing activities is a result of a decrease in capital expenditures and restricted cash during the three months ended March 31, 2000 versus the three months ended March 31, 1999 as discussed below.

     Capital expenditures decreased to $52.8 million during the nine months ended March 31, 2000, compared to $75.6 million during the nine months ended March 31, 1999. The Company spent approximately $34.3 million at the Boca Raton Resort and Club relating to recurring capital expenditures, additional parking, commencement of a luxury guestroom renovation as well as restaurant and retail pavilion plans for a new marina wing, $10.0 million on golf related improvements to Naples Grande Golf Club and $3.3 million on the acquisition of commercial property located near the Company's Fort Lauderdale resorts during the nine months ended March 31, 2000. Other capital spending during the nine months ended March 31, 2000 related primarily to recurring furniture, fixture and equipment improvements at the Company's resorts.

     During the nine months ended March 31, 1999, the Company spent $28.6 million on the acquisition of land in Naples and Plantation, Florida. The Company anticipates using the parcels to construct additional recreational amenities, including golf facilities, that are available to guests of its Naples and Fort Lauderdale resorts as well as Premier Club members. Other capital spending during the nine months ended March 31, 1999 related to the completion of Grande Oaks Golf Club in Fort Lauderdale, construction of the 120 guestroom addition at the Arizona Biltmore Resort and Spa (which was completed in September 1999) and other recurring furniture, fixture and equipment improvements at the Company's resorts.

     Under covenants to a senior note payable secured by the Boca Raton Resort and Club, the Company is required to deposit certain amounts into reserve accounts which are accumulated and restricted to support future debt service, furniture, fixture and equipment replacement and real estate tax payments. Additionally, the Company's loan agreement for the Arizona Biltmore Resort and Spa requires the maintenance of customary capital expenditure reserve funds for the replacement of assets and real estate tax payments. These reserve funds are classified as restricted cash on the Condensed Consolidated Balance Sheets. The entertainment and sports business also maintains restricted cash relating to the operation of the National Car Rental Center which could be released to the Company on a quarterly basis. Restricted cash decreased by $21.3 million during the nine months ended March 31, 2000, compared to an increase of $263,000 during the nine months ended March 31, 1999. The significant decrease in restricted cash during the nine months ended March 31, 2000 was primarily attributable to the use of funds for facility development at the Boca Raton Resort and Club. In addition, beginning in February 2000 previously restricted funds have been released to the Company on a monthly basis pursuant to terms of an amended loan and security agreement for the Boca Raton Resort and Club.

  Cash Provided By Financing Activities

     Net cash provided by financing activities amounted to $1.9 million and $14.6 million during the nine months ended March 31, 2000 and March 31, 1999, respectively. Cash flows for each period primarily represent borrowings under credit facilities, net of the repayment of indebtedness. Included in the amounts reported for the nine months ended March 31, 1999, are borrowings of $99.8 million under a secured short-term credit agreement and repayments in the same amount under a seller note payable originated in connection with the acquisition of the Arizona Biltmore Resort and Spa.

  Capital Resources

     The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include revenue from (1) room rentals, food and beverage sales, retail sales and golf, tennis, marina and conference services at the resorts, (2) Premier Club memberships at the Boca Raton Resort and Club, Grande Oaks Golf Club and Naples Grande Golf Club and (3) ticket, broadcasting, sponsorship, arena operations and other revenue derived from ownership of the Panthers. The primary external sources of liquidity have been the issuance of equity and debt securities and borrowing under term loans and lines-of-credit.

     During the fourth quarter of the prior fiscal year, management refinanced all of the Company's short-term indebtedness. In April 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 in a private placement offering. In addition, the Company obtained a new three-year, secured credit facility in the amount of $146.0 million. As of March 31, 2000, the Company had aggregate availability of $124.9 million under its two lines-of-credit. As a result of this availability and expected cash from operations, management believes the Company has sufficient funds to make its planned capital expenditures and support on-going operations, including meeting debt service obligations as they come due.

FINANCIAL CONDITION

     Significant changes in balance sheet data from June 30, 1999 to March 31, 2000 are discussed below.

  Restricted Cash

     Restricted cash decreased to $23.6 million at March 31, 2000, from $44.8 million at June 30, 1999. The decrease in restricted cash was primarily attributable to the use of amounts previously restricted pursuant to the terms of a loan agreement for facility development at the Boca Raton Resort and Club. Beginning in

February 2000 such previously restricted funds are available for distribution to the Company on a monthly basis pursuant to an amendment to the agreement.

  Accounts Receivable

     Accounts receivable increased to $47.7 million at March 31, 2000, from $24.3 million at June 30, 1999. Approximately $18.3 million of the increase relates to the leisure and recreation business where it is customary for trade receivables to increase during the peak operating season. The remaining increase relates to the hockey team where primarily sponsorship and broadcasting receivables tend to be higher during the regular playing season, which extends from October to April.

  Property and Equipment

     Property and equipment increased to $1.06 billion at March 31, 2000, from $1.03 billion at June 30, 1999. See discussion of capital expenditures under "Net Cash Used in Investing Activities".

  Other Assets

     Other assets decreased to $27.6 million at March 31, 2000, from $32.4 million at June 30, 1999. The decrease was primarily attributable to the amortization of debt issuance costs and Panther players' signing bonuses. Costs associated with obtaining financing have been capitalized and are amortized on a straight-line basis (which approximates the interest method) over the terms of the related debt. Player signing bonuses are amortized over the life of the player contract.

  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses increased to $68.7 million at March 31, 2000, from $57.2 million at June 30, 1999. The Company's trade payables tend to increase as the Company enters peak operating season for its businesses.

  Current Portion of Deferred Revenue

     Current portion of deferred revenue increased to $36.9 million at March 31, 2000, from $27.6 million at June 30, 1999. Most of the increase relates to advance deposits for customer stays at the Company's resorts and receipt of membership fees and annual dues of the Premier Club. The membership fees are recognized as revenue over the estimated life of the membership. The annual dues will be recognized as revenue ratably over the membership year, which commenced on October 1.

  Other Non-Current Liabilities

     Other non-current liabilities primarily include deferred Premier Club membership fees expected to be recognized as income beyond the next operating cycle. Other non-current liabilities increased to $22.0 million at March 31, 2000, from $17.2 million at June 30, 1999 primarily because of additional club membership sales.

  Working Capital

     Current assets less current liabilities totaled $(64.8) million and $(19.7) million at March 31, 2000 and June 30, 1999, respectively. The change from June 30, 1999 to March 31, 2000 is primarily the result of an increase in certain short-term debt obligations coming due over the next operating cycle. However, the ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a long-term revolving credit line that represents an additional and immediate potential source of liquidity. See "Capital Resources".

YEAR 2000

     The Company has completed implementation of its Year 2000 ("Y2K") remediation plan on a timely basis and the Company believes such remediation plan as implemented addresses all mission critical systems. The Company is not aware of any adverse effects of Y2K issues on the Company, including its systems and operations. The Company has no information that indicates that: a significant vendor may be unable to sell to the Company, a significant customer may be unable to purchase from the Company, or a significant service provider may be unable to provide services to the Company because of year 2000 compliance problems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There has been no material change in the status of legal proceedings as described under Part I, Item 3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 or as disclosed under Part II, Item 1 to the Company's Quarterly Reports on Form 10-Q for the quarter ended September 30, 1999 and December 31, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

NUMBER        DESCRIPTION
------  -----------------------
27.1    Financial Data Schedule

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOCA RESORTS, INC.
Date: May 12, 2000
                                          By:     /s/ WILLIAM M. PIERCE
                                            ------------------------------------
                                            William M. Pierce
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

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