Form 10-K/A
period 1999-06-30
BOCA RESORTS INC
filed 2000-06-02
CIK 1020905

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

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

                         COMMISSION FILE NUMBER: 1-13173

                               BOCA RESORTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                           65-0676005
           (State of Incorporation)                (I.R.S. Employer
                                                  Identification No.)

              501 E. CAMINO REAL
              BOCA RATON, FLORIDA                         33432
     (Address of Principal Executive Offices)          (Zip Code)

       Registrant's telephone number, including area code: (561) 447-5300

           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
     --------------                  -----------------------------------------
  Class A Common Stock,                       New York Stock Exchange
par value $.01 per share

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of September 17, 1999, the registrant had 40,551,370 shares of Class A common stock, $.01 par value (the "Class A Common Stock"), outstanding and, at such date, the aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant was approximately $294.9 million. As of September 17, 1999 the registrant had 255,000 shares of Class B common stock $.01 par value (the "Class B Common Stock"), outstanding, none of which was held by a non-affiliate of the registrant.

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


================================================================================

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         This amendment to the Annual Report on Form 10-K for the period ended June 30, 1999 includes as an exhibit a consent of independent certified public accountants which clarifies the previously filed consent.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BOCA RESORTS, INC.



June 2, 2000                                  By: /s/ William M. Pierce
                                                 -----------------------------
                                                 William M. Pierce
                                                 SENIOR VICE PRESIDENT,
                                                 TREASURER AND CHIEF FINANCIAL
                                                 OFFICER


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

       SIGNATURE                        TITLE                 DATE
       ---------                        -----                 ----


/s/ H. Wayne Huizenga            Chairman of the Board     June 2, 2000
------------------------------    (Principal Executive
H. Wayne Huizenga                 Officer)



/s/ Richard C. Rochon            Vice Chairman and         June 2, 2000
------------------------------    President
Richard C. Rochon



/s/ William M. Pierce            Chief Financial           June 2, 2000
------------------------------    Officer,
William M. Pierce                 Treasurer and Senior
                                  Vice President
                                  (Principal Financial
                                  Officer)



/s/ Steven M. Dauria             Vice President and        June 2, 2000
------------------------------    Corporate Controller
Steven M. Dauria                  (Principal Accounting
                                  Officer)



/s/ Steven R. Berrard            Director                  June 2, 2000
------------------------------
Steven R. Berrard



/s/ Dennis J. Callaghan          Director                  June 2, 2000
------------------------------
Dennis J. Callaghan



/s/ Ezzat Coutry                 Director                  June 2, 2000
------------------------------
Ezzat Coutry



/s/ Michael S. Egan              Director                  June 2, 2000
------------------------------
Michael S. Egan



/s/ Harris W. Hudson             Director                  June 2, 2000
------------------------------
Harris W. Hudson



/s/ George D. Johnson, Jr.       Director                  June 2, 2000
------------------------------
George D. Johnson, Jr.



/s/ Henry Latimer                Director                  June 2, 2000
------------------------------
Henry Latimer