Form 10-K
period 2000-06-30
BOCA RESORTS INC
filed 2000-09-28
CIK 1020905

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

                FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 1-13173

                               BOCA RESORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                   DELAWARE                                      65-0676005
           (State of Incorporation)                 (I.R.S. Employer Identification No.)
              501 E. CAMINO REAL                                   33432
             BOCA RATON, FLORIDA                                 (Zip Code)
   (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (561) 447-5300

          Securities registered pursuant to Section 12(b) of the Act:

               TITLE OF CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------   -----------------------------------------
  Class A Common Stock, par value $.01 per
                    share                               New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 19, 2000, the registrant had 40,606,072 shares of Class A common stock, $ .01 par value (the "Class A Common Stock"), outstanding and, at such date, the aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant was approximately $369.8 million. As of September 19, 2000 the registrant had 255,000 shares of Class B common stock $.01 par value (the "Class B Common Stock"), outstanding, none of which was held by a non-affiliate of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Part III Portions of the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.
     Part IV Portions of previously filed reports and registration statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    13
Item 3.    Legal Proceedings...........................................    13
Item 4.    Submission of Matters to a Vote of Security Holders.........    13

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    14
Item 6.    Selected Financial Data.....................................    15
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    17
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................    23
Item 8.    Financial Statements and Supplementary Data.................    24
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    46

Item 10.   Directors and Executive Officers of the Registrant..........    46
Item 11.   Executive Compensation......................................    46
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................    46
Item 13.   Certain Relationships and Related Transactions..............    46

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    46

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Boca Resorts, Inc. (the "Company") is a leading owner and operator of leisure and recreation and entertainment/sports businesses. The leisure and recreation segment primarily consists of the ownership and operation of six luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The entertainment and sports segment primarily includes the ownership and management of the Florida Panthers Hockey Club (the "Panthers") and management of the National Car Rental Center (the "NCRC"), a multi-purpose entertainment complex where the Panthers play their home games. Management believes that each of the Company's businesses operate premier assets, which due to their market positions, attract a large base of loyal customers with high disposable income, thereby allowing it to maximize revenue and cash flow.

     The leisure and recreation operations include the ownership of six well-known, luxury resorts with a combined 2,970 rooms. The Company's resorts include: the Boca Raton Resort and Club (Boca Raton, Florida), the Arizona Biltmore Resort and Spa (Phoenix, Arizona), the Registry Resort at Pelican Bay (Naples, Florida), the Edgewater Beach Hotel (Naples, Florida), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale, Florida), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale, Florida). The Company also owns and operates Grande Oaks Golf Club (Davie, Florida) and Naples Grande Golf Club (Naples, Florida) which serve as additional amenities to the Company's resorts as well as components of the Company's exclusive social club, known as the Premier Club. See further discussion of Premier Club below.

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

     The entertainment and sports operations primarily consist of ownership and management of the Panthers, a National Hockey League ("NHL") franchise, and management of the NCRC. The Panthers generate revenue through the sale of tickets to Panthers' home games, the licensing of local market television, cable network, and radio rights, from distributions under revenue-sharing arrangements with the NHL covering national broadcasting contracts, as well as other ancillary sources including expansion franchise fees. In addition, the Company generates revenue through its participation in the net operating income of the NCRC, where the Panthers began playing their home games with the opening of the 1998-1999 NHL season.

BUSINESS STRATEGY

     While management continuously evaluates ownership, acquisition and divestiture alternatives relating to its two business segments with the intention of maximizing value, the Company's current business strategy is to focus on expanding the leisure and recreation businesses. The Company's objective is to maximize the cash flow from and the value of the Company's leisure and recreation businesses by:

     - Continuing internal growth through capital improvements at the resorts. Management believes that the Company's resorts have the opportunity for continued internal growth. In addition to normal recurring capital expenditures over the past five years, approximately $190.5 million has been invested in the resorts on capital projects including the Boca Raton Resort and Club conference center, golf course, tennis and fitness center, parking garage and accelerated guestroom renovation, the Arizona Biltmore property-wide renovation and 120 guestroom addition, the construction of Grande Oaks Golf Club and Naples Grande Golf Club, as well as various other property renovations at the Hyatt Regency Pier 66 Hotel and Marina and the Radisson Bahia Mar Resort and Yachting Center.

      Management believes that these capital expenditures have resulted in, and will continue to produce, increases to the average daily room rates at its resorts. Also, management believes that the high quality of the Company's resorts will continue to attract higher spending corporate groups, which in turn will increase total revenue per available room. For the year ended June 30, 2000, the average daily room rate was $209.42, room revenue per available room was $145.73 and total revenue per available room was $336.25. For the year ended June 30, 1999, the average daily room rate was $200.70, room revenue per available room was $138.23 and total revenue per available room was $315.50.

     The Company expects to make additional capital improvements at its resorts with the expectation that new improvements will generate attractive returns on investment. Capital improvements planned for the next two fiscal years include:

      - At the Boca Raton Resort and Club, adding a new 8-story marina wing complex consisting of 112 water-view luxury guestrooms, a 40,000 square foot spa complex, golf clubhouse, Tuscan style restaurant and marina slips;

      - At the Registry Resort at Pelican Bay, adding conference space, making beach facility and boardwalk enhancements and adding a new pool complex; and

      - At the Bahia Mar Resort and Yachting Center, undertaking a rooms renovation.

     - Continued focus on upscale business and leisure customers.   Management
       believes that its focus on corporate group customers and upscale business and leisure customers allows the Company to maximize total revenue per available room. It has been management's experience that these customers are more likely to use the additional amenities and facilities available at the resorts, thereby increasing revenue. Additionally, group customers tend to book reservations 12 to 36 months in advance of their stay, thus enabling management to better estimate future revenue streams and manage corresponding expenses. Group business has also been used by the Company to fill off peak leisure periods. Management believes that by targeting upscale customers the Company is well positioned to take advantage of demographic trends (which include an aging "baby-boom" population with increasing disposable income) that are creating increased demand for luxury resorts and related amenities. Management also believes the resorts will be able to capitalize on these trends given their properties' unique nature and locations. The Company's ability to capitalize on these trends will be enhanced by the high barriers of entry into the luxury resort industry.

     - Seeking cross-marketing opportunities. Management believes the current portfolio of luxury resorts provides the Company with a variety of cross-marketing opportunities. For example, corporate and other group customers that hold conferences on a regular basis often rotate their conference locations. By offering a significant number of affiliated luxury resort alternatives to corporate and group customers, management believes that the Company will be able to encourage them to use the resorts on a regular basis. Management has been particularly successful in rotating corporate groups among the Boca Raton Resort and Club, the Arizona Biltmore Resort and Spa and the Registry Resort at Pelican Bay.

     - Continuing to capitalize on integration opportunities. Management believes the integration of certain aspects of the resort operations will allow the Company to realize significant operating efficiencies. Management is focusing on integrating the operations of all of the resorts, including reservations, purchasing, training, information systems, insurance and marketing, in order to achieve greater operating efficiencies and improved profit margins. In addition, managing all of the resorts by a single management team with established practices and systems will improve the efficiency of the resort operations.

     - Expanding Premier Club concept. The Company continues to expand and develop its Premier Club concept, which was first introduced in 1991 at the Boca Raton Resort and Club. Membership in the Boca Raton Resort Premier Club allows Premier Club members access to the Boca Raton Resort and Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Company opened the Grande Oaks Golf Club in June 1999 and Naples

       Grande Golf Club in February 2000. In addition to attracting new club members who provide an additional revenue stream, the Company is able to offer guests of the Company's Fort Lauderdale and Naples resorts play at these new 18-hole championship facilities as well as offer reciprocal amenities to the Boca Raton Resort and Club Premier Club members. With its Premier Clubs, the Company generates substantial incremental revenue from its existing facilities and services. Management anticipates that the Premier Club will continue to be successful in marketing resort properties, restaurants, pools, and where available, tennis, golf, spas and other leisure and recreational amenities to residents in local communities in a country club/social club setting.

     The Company has engaged Allen & Company, a New York City-based investment banking company, to review the prospects and economics of a potential sale of the Company's entertainment and sports businesses including the Panthers. The Company has advised Allen & Company that under the terms of any potential sale, the Panthers will remain in South Florida and will continue to play at the NCRC under the terms of its thirty-year lease with Broward County. Management believes the NCRC, which was completed in October 1998, has significantly increased the Company's ability to market the Panthers. Notwithstanding a possible sale, management will continue to maximize its opportunities within the entertainment and sports segment. Because the Company also participates in the revenue generated by non-hockey events held at the NCRC, cash flow from the entertainment and sports operations has increased over pre-1998 levels. The Company participates in all of the revenue from the NCRC, including revenue from the sale of Panthers tickets, the leasing of luxury suites and premium club seats, arena advertising and sponsorships, food and beverage concessions and parking.

LEISURE AND RECREATION BUSINESS

     The following table sets forth a summary of the key physical attributes of each of the Company's resorts:

                                             NO. OF   CONFERENCE                 NO. OF    NO. OF            NO. OF FOOD   NO. OF
                                             ROOMS/     SPACE      NO. OF GOLF   TENNIS   SWIMMING   BOAT    & BEVERAGE    RETAIL
                                     ACRES   SUITES    SQ. FT.       COURSES     COURTS    POOLS     SLIPS      SITES      SHOPS
                                     -----   ------   ----------   -----------   ------   --------   -----   -----------   ------
Boca Raton Resort and Club.........   298      963(1)  140,000          4(2)       30         5        25        15          14
Arizona Biltmore Resort............    39      730      60,000          2(3)        8         7        --         5           6
Registry Resort at Pelican Bay.....    15      474      38,000          4(4)       15         3        --         7           7
Edgewater Beach Hotel..............     2      126       3,600          4(4)       15(5)      1        --         2           1
Hyatt Regency Pier 66 Hotel and
  Marina...........................    23      380      22,000          1(6)        2         3       142         6           3
Radisson Bahia Mar Resort and
  Yachting Center..................    40      297      20,000          1(6)        4         1       350         2           5
                                      ---    -----     -------         --          --        --       ---        --          --
                                      417    2,970     283,600         11          59        20       517        37          36
                                      ===    =====     =======         ==          ==        ==       ===        ==          ==

---------------

(1) Excludes 112 rooms in a new marina wing currently under construction.
(2) Boca Raton Resort and Club maintains two 18-hole golf courses on premises. In addition, the resort has access to two 18-hole golf courses through use agreements.
(3) Arizona Biltmore Resort has access to two 18-hole golf courses adjacent to the property through a recorded easement. From time to time, the resort establishes additional use agreements with other golf courses in the Phoenix area.
(4) The Registry Resort at Pelican Bay and the Edgewater Beach Hotel have access to three 18-hole golf courses through use agreements. Guests also have access to the new 18-hole Naples Grande Golf Club, which is owned by the Company.
(5) Edgewater Beach Hotel guests have access to use the tennis courts at the Registry Resort at Pelican Bay.
(6) Hyatt Regency Pier 66 Hotel and Marina and Radisson Bahia Mar Resort and Yachting Center have access to the Grande Oaks Golf Club, which is owned by the Company.

     Amenities and services at the resorts include conference facilities, golf courses, tennis facilities, spas, fitness centers, marinas, restaurants, retail outlets, swimming pools, and other activities and services. The diversity and number of amenities and services at the facilities provides the Company with substantial non-room revenue. For the year ended June 30, 2000, approximately 57% of revenue from the leisure and recreation operations was generated from non-room sources. In addition, these luxury amenities and services allow the Company to maintain premium pricing for its rooms.

     The resorts' conference facilities and other amenities make them attractive locations for group functions. The conference facilities include over 283,000 square feet of combined conference space. In addition, the Company is adding approximately 6,000 square feet of flexible meeting space at the Registry Resort at Pelican Bay and has site plan approval to add conference space at the Arizona Biltmore Resort and Spa. The Company maintains its own in-house planning and logistics capabilities and management believes the geographic diversity of the Company's resorts in eastern and western Florida and Arizona will allow its sales people to market multiple resort locations to corporate and association groups that prefer to rotate conference locations from year to year.

     The Company continues to expand and develop the Premier Club concept, which was first introduced in 1991 at the Boca Raton Resort and Club. Membership in the Boca Raton Resort Premier Club allows Premier Club members access to the Boca Raton Resort and Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Boca Raton Resort Premier Club currently requires an initial membership fee of $45,000 and annual social dues starting at $2,730. Additional dues are required for members who wish to use the resort's golf and tennis facilities. In addition, Premier Club members generate additional revenue through the use of existing resort facilities and services, which are available on a fee-for-use basis. The Company opened Grande Oaks Golf Club in June 1999 and Naples Grande Golf Club in February 2000 offering members and guests of the Company's Fort Lauderdale and Naples resorts play at these championship golf facilities as well as reciprocal amenities to the Boca Resort Premier Club member. The Company currently charges $32,500 and $22,500 for membership initiation fees at Grande Oaks Golf Club and Naples Grande Golf Club, respectively.

     Additional information relating to the Company's resorts, including renovations and distinctions, is set forth below.

BOCA RATON RESORT AND CLUB

     - Renovations/Expansion. In January 1998, Boca Raton Resort and Club completed a $46.5 million expansion and renovation project which included: (1) a new 140,000 square foot conference facility; (2) a state-of-the-art tennis and fitness center complex; and (3) a new Bates-designed 18-hole golf course, replacing one of its previous 18-hole golf courses. The completion of the conference center allows the Boca Raton Resort and Club to accommodate more than one large group at a time, resulting in better utilization of its luxury guestrooms. In 1999, the Company completed a parking facility, a chiller plant and commenced activity on a three-year accelerated room renovation which is expected to encompass most of the 963 luxury guestrooms and to be completed in December 2001. In 2000, the Company moved forward with plans for construction of a new Marina Wing. The 8-story complex is expected to consist of 112 water-view suites and additional meeting rooms. Other waterfront development includes a Tuscan-style restaurant, retail space and new marina slips. The restaurant will be operated by renowned restaurateur Drew Nieporent of the Myriad Restaurant Group. Ground breaking is also planned this year on a new state-of-the-art 40,000 square foot spa and a new golf clubhouse and casual restaurant.

     - Distinctions. Boca Raton Resort and Club has consistently been awarded the Readers' Award as one of the "Top 25 Hotels in North America" by Travel & Leisure magazine and was named to Conde Nast Traveler's Gold List in 1999 and recognized in Executive Travel Magazine as one of the Top 3 Hotels of the Americas in 1998.

ARIZONA BILTMORE RESORT

     - Renovations/Expansion. Arizona Biltmore Resort completed a $47.6 million property-wide renovation and expansion program in 1996 which included renovation of guestrooms, construction of villa units, additional restaurants, a new state-of-the-art kitchen, the Paradise Pool complex featuring a 92-foot-long water slide and 23 cabanas, a 16,000 square foot Pavilion conference space and an 18-hole championship putting course. In late 1997 a spa complex was added and in September 1999 a $12.7 million expansion project was completed which included 120 additional luxury guestrooms, two meeting rooms and a swimming pool.

     - Distinctions. The property was featured in Architectural Digest in 1996, was awarded the 1997 and 1998 Heritage Award of Excellence by the Urban Land Institute, was featured in Historic Traveler Magazine in 1998, was named to Travel and Leisure's 1999 World's Top 100 Hotels and to Conde Nast Traveler's Gold List in 2000.

REGISTRY RESORT AT PELICAN BAY

     - Renovations/Expansion. The Company expects to add 6,000 square feet of flexible meeting space at the Registry Resort providing it with the largest meeting venue in the Naples market. In addition, a new pool complex, featuring a free-form pool situated in a tropical setting, a separate Olympic-sized pool, private cabana rentals and beach improvements are currently under construction.

     - Distinctions. Registry Resort has consistently received the Mobil Travel Guide's Four Star Award, as well as the AAA's Four Diamond Award; was cited in 1998 by Conde Nast Traveler magazine as one of the Top 50 U.S. Mainland Resorts and received Meetings and Conventions Gold Key Award in 1999. The Registry Resort was also awarded Tennis magazine's 50 Greatest U.S. Tennis Resorts for 1998.

EDGEWATER BEACH HOTEL

     - Renovations/Expansion. In 1997, Edgewater Beach Hotel completed a $2.2 million renovation of some of its luxury suites, along with improvements to its amenities.

     - Distinctions. In 1998, Edgewater Beach Hotel was featured in Resorts and Great Hotels and received Wine Spectator magazine's Award of Excellence. In 1995, the resort was named to Conde Nast Traveler's Best Places to Stay in the World and has consistently received the Mobil Travel Guide's Four Star Award and the AAA's Four Diamond Award.

HYATT REGENCY PIER 66 HOTEL AND MARINA

     - Renovations/Expansion. Hyatt Regency Pier 66 completed an $8.4 million renovation of its guestrooms in November 1998.

     - Distinctions. Hyatt Regency Pier 66 has consistently received the Mobil Travel Guide's Four Star Award, the AAA's Four Diamond Award, Successful Meetings Magazine's Pinnacle Award in 1999 and Meetings and Conventions Gold Key Award in 1999.

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

RADISSON BAHIA MAR RESORT AND YACHTING CENTER

     - Renovations/Expansion. Radisson Bahia Mar completed an extensive $8.1 million capital project in 1995 relating primarily to its guestrooms and the relocation of its meeting space and restaurants and has undertaken additional room renovations in 2000.

     - Distinctions. Radisson Bahia Mar has consistently received the Mobil Travel Guide's Three Star Award and the AAA's Three Diamond Award; received the 1995 Radisson President's Award and the 1998 Anchor Award presented by Marine Industries Association of South Florida. The Radisson Bahia Mar marina is host to the International Boat Show, an annual six-day boating and marine event, which is believed to be the world's largest in-water boat show.

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

     In addition to the resort properties discussed above, the Company also owns Grande Oaks Golf Club and Naples Grande Golf Club. The Grande Oaks Golf Club was formerly known as Rolling Hills Golf Club, site of the hit comedy "Caddy Shack". The property now features a redesigned 18-hole championship golf course, several par three practice holes, a 35 acre, newly designed practice facility and a state-of-the-art clubhouse. Naples Grande Golf Club was designed by renowned golf architect Rees Jones. He created an optimum environment for golfers, relying on the natural surroundings and existing foliage.

ENTERTAINMENT AND SPORTS BUSINESS

  Hockey Operations

     The hockey operations primarily consist of the ownership and operation of the Panthers. The Panthers began play during the 1993-1994 NHL season and have been a highly successful franchise developing a strong fan base in South Florida. The Panthers have reached the playoffs in three out of the last five seasons and competed in the 1996 Stanley Cup Championship.

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

     The Panthers share equally with the other member clubs in expansion franchise fees as well as in the NHL broadcasting contracts with ABC, ESPN, Inc. and Molson Breweries of Canada Limited. From the Panthers' inception through the end of the 1997-1998 season, the Panthers played all of their home games at the 14,700 seat Miami Arena. The size of the Miami Arena limited the Panthers' ability to generate revenue from additional ticket sales, concessions and merchandise sales, and unfavorable lease terms precluded the Panthers from sharing in suite, building advertising and parking revenue. The Panthers' operating results have improved significantly with their move to the NCRC. The NCRC provides a variety of revenue streams to the Company, including suite and premium club seat sales, building advertising, parking, concessions, and net revenue generated from other entertainment events held at the arena. Many of these revenue streams are committed to on a multi-year basis.

     The National Hockey League Governance. The NHL is generally responsible for regulating the conduct of its members. The NHL establishes the regular season and playoff schedules of the teams. It also negotiates, on behalf of its members, the league's national over-the-air and cable television contracts and the collective bargaining agreement with the NHL Players' Association. Each member of the NHL is, in general, jointly and severally liable for the league's liabilities and obligations and shares in its profits. Under the terms of the NHL constitution and bylaws, league approval is required under certain circumstances, including the sale or relocation of a member.

     The NHL and the NHL Players' Association entered into the NHL Collective Bargaining Agreement on August 11, 1995, which took retroactive effect as of September 16, 1993. The NHL Collective Bargaining Agreement, as amended, expires in September 2004. The Panthers will be required to provide the NHL with appropriate security by September 1, 2001 to ensure a $10.0 million payment to the NHL's collective bargaining fund by April 15, 2003. The purpose of the fund is to strengthen the NHL's bargaining position, if necessary, upon the expiration of its current Collective Bargaining Agreement in September 2004. The Panthers' contribution will be returned upon the execution of a new collective bargaining agreement. Management believes the Panthers can obtain sufficient financial resources to fund the $10.0 million by April 15, 2003.

     Restrictions on Ownership. The NHL constitution and bylaws contain provisions, which may in some circumstances operate to prohibit a person from acquiring the Company's Class A Common Stock. In general, any acquisition of shares of Class A Common Stock which will result in a person or a group of persons holding a 5.0% or more interest in the Company, and each acquisition of shares of Class A Common Stock which will result in a person or a group of persons holding any multiple of a 5.0% interest, will require the prior approval of the NHL, which may be granted or withheld in the sole discretion of the NHL. In addition, no person who directly or indirectly owns any interest in a privately-held NHL team, or a 5.0% or more interest in any other publicly-held NHL team, may own, directly or indirectly, a 5.0% or more interest in the Company, without the prior approval of the NHL. Furthermore, the Panthers may not grant a security interest in any of its assets, nor may any stockholder who owns 5.0% or more of the Panthers' equity securities pledge such securities, without the prior approval of the NHL, which may be withheld in the sole discretion of the NHL. In connection with any such grant or pledge the NHL will require a consent agreement satisfactory to the NHL.

     Control Requirement. Unless otherwise permitted by the NHL, H. Wayne Huizenga, the Company's Chairman, is required to maintain voting control of the Company at all times. The Company issued to Mr. Huizenga shares of Class B Common Stock to satisfy the control requirement of the NHL. On each matter submitted for stockholder approval, each share of Class B Common Stock is entitled to 10,000 votes while each share of Class A Common Stock is entitled to one vote. Should the Panthers be sold, there is no requirement in the Company's bylaws or articles of incorporation to modify the voting control of the Class B Common Stock.

  Arena Operations

     National Car Rental Center ("NCRC"). In June 1996, the Company entered into a 30-year license agreement and co-terminus operating agreement with Broward County pursuant to which it has the right to manage and operate the NCRC. The NCRC is a state-of-the-art, multi-purpose entertainment complex strategically located in the center of South Florida's tri-county area, which encompasses a population of approximately 4.5 million. The NCRC has a seating capacity of 19,500 for hockey games, over 30% more than the Miami Arena, including 72 luxury suites and 2,400 premium club seats. In its second year of operations, the NCRC has booked over 115 annual non-hockey related events. Past performances have included such name acts as Tina Turner, Cher, Bruce Springsteen, 'N Sync, Rod Stewart, Billy Joel, Backstreet Boys, Faith Hill and Tim McGraw.

     The Company's 30-year operating agreement with Broward County entitles the Company to retain (1) 95% of all revenue derived from the sale of general seating tickets to the Panthers' home games and 100% of certain other hockey-related advertising and merchandising revenue and (2) the first $14.0 million of net operating income generated by the NCRC, on an annual basis, and 80% of all net operating income in excess of $14.0 million generated by the NCRC, with Broward County receiving the remaining 20%. "Net operating income" is defined as revenue from building naming rights fees, food and beverage concessions, parking, non-hockey-related advertising and all other revenue generated from non-hockey-related events offset by certain arena operating and financing costs and reserves. Until June 30, 2000, the Company operated the Miami Arena, located in downtown Miami and the former home of the Panthers. The agreement to operate the Miami arena was terminated following a breach of contract by the City of Miami's contracting party, the Miami Sports and Exhibition Authority. See Item 3, "Legal Proceedings".

     Incredible Ice Rink. As part of the strategy to capitalize on the popularity of hockey, the Company currently operates the Incredible Ice Arena, which is open to the general public and derives revenue from, among other things, fees charged to the public for use of the facilities for various hockey and skating programs, open skating sessions, food and beverage sales and retail merchandise sales.

CUSTOMERS AND MARKETING

     Leisure and Recreation Business. The core customer base for the leisure and recreation business consists of corporate and other group customers, affluent local residents, individual business travelers and upscale leisure travelers. The Company's marketing efforts focus on increasing business with customers as well as increasing its base of upscale clientele. The Company's marketing efforts involve (1) use of a sales force to develop national corporate and other group business for the resort facilities by focusing on identifying, obtaining and maintaining corporate and other group accounts whose employees conduct business nationwide and (2) the use of advertisements that target individual business travelers and upscale leisure travelers in magazines such as Conde Nast Traveler, Travel and Leisure, Travel Weekly and Meetings and Conventions as well as newspapers such as The New York Times. The Company's franchised resorts also benefit from the strong distribution resulting from the national reservation systems of the franchisors of the Hyatt and Radisson brands.

     Entertainment and Sports Business. The Company markets the Panthers to their local fan base in South Florida as well as to corporate sponsors. Management continues to capitalize on the increasing popularity of hockey by advertising and marketing the Panthers and offering enhanced service and entertainment at games. Management also develops and enhances the relationships with corporate sponsors through the sale of ticket and suite packages, advertising space and additional corporate sponsorship programs. In addition, the Company continues to promote and book a variety of additional sports and entertainment events at the NCRC.

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

     Entertainment and Sports Business. The Panthers compete for entertainment and sports dollars with other major league sports, college athletics and sports-related entertainment. During portions of its season, the Panthers experience local competition from professional basketball (the Miami Heat), professional football (the Miami Dolphins) and professional baseball (the Florida Marlins). The Company's Chairman currently owns the Miami Dolphins. In addition, minor league sports franchises (including minor league hockey), colleges and universities, as well as public and private secondary schools in South Florida, offer a full schedule of athletic events throughout the year. The Panthers also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in South Florida. Additionally, subject to the terms of the NHL Collective Bargaining Agreement and other agreements between the NHL and other entities, the Panthers compete with other NHL and non-NHL teams, professional and otherwise, for available players.

INSURANCE

     The Company maintains comprehensive insurance on the resorts, including liability, business interruption, fire and extended coverage including windstorm and flood, in the types and amounts management believes are customary to the resort and hotel industry. Management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on the resorts at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of loss, might not be sufficient to pay the full current market value of the resorts. In addition, in the event of such loss the insurance proceeds received by the Company might not be adequate to restore the economic position with respect to the resorts.

     The Panthers maintain disability insurance for certain highly compensated players, which insurance provides for up to 80% salary reimbursement after the player misses 30 consecutive regular season games due to injury. In the event an injured player is not insured or disability insurance does not cover the entire amount of the injured player's salary, the Company may be obligated to pay all or a portion of the injured player's salary. The Company maintains comprehensive insurance on the Incredible Ice facility, including liability, fire and extended coverage, in the types and amounts management believes are customary to the ice rink industry. The NCRC is owned by Broward County and comprehensive insurance coverage is arranged for by the Company in its capacity as operator of the facility.

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

EMPLOYEES

     At June 30, 2000, the Company employed approximately 4,161 full-time and approximately 575 part-time employees in connection with its leisure and recreation business. The Company employs approximately 83 full-time employees and 78 part-time employees in connection with its entertainment and sports business.

In addition, the Company employs 15 corporate administrative personnel. Employees of the independent contractor that manages the NCRC are excluded from these figures. None of the employees, other than the Panthers hockey players, are subject to any collective bargaining agreement and the Company believes that its relationship with its employees is good.

SEASONALITY

     The Company's revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. In addition, the Company's entertainment and sports businesses are seasonal. The NHL regular season begins during the fall and ends in late spring. As a result, the Company realizes a majority of its hockey revenue and hockey expense during that period. Because of this variability in demand, the Company's quarterly revenue may fluctuate, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although the historical trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

TRADEMARKS

     The Company has registered trademarks and service marks, some of which, including several relating to the Boca Resort and Arizona Biltmore names and "Panthers" related marks, are of material importance to the Company's business. The Company's other related marks, while valuable, are not material to its business. Trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to be generic. The Company presently uses two national trade names for two of its resorts pursuant to licensing arrangements with national franchisors. The duration for use pursuant to the licensing arrangements is disclosed under "Franchise Agreement" and "License Agreement."

RISK FACTORS

     The business, financial condition, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company's Class A Common Stock, may be adversely affected by a number of factors, including the matters discussed below. Such factors, among other items, include:

     The Company's financing agreements limit operating flexibility. Certain of the Company's loan agreements restrict, among other things, the ability to borrow money; pay dividends on stock or make certain other restricted payments; use assets as security in other transactions; make investments; enter into certain transactions with the affiliates; and sell certain assets or merge with other companies. These debt instruments also require the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Although management is confident that the Company will satisfy all of these requirements, the Company's ability to meet those financial ratios and financial tests may be affected by events beyond its control, and management cannot assure you that the Company will meet those tests. If the Company fails to meet those tests or breaches any of the covenants, the lenders under these debt instruments could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Even with the Company's ratio of assets to debt at June 30, 2000 being 2.2 to 1, management cannot assure you that the assets would be sufficient to repay in full such indebtedness or any other indebtedness.

     The Company may need additional financing. Management believes that the cash flow from operations, together with borrowings available under the existing credit facilities, will be sufficient to finance the business operations, meet the debt obligations and fund the short-term growth strategy. At June 30, 2000, $127.9 million was available to borrow under the Company's existing revolving credit facility. However, management cannot assure you that the business will generate the level of cash flow from operations that it expects or that future borrowings under the credit facilities will be available to the Company. If the plans or assumptions change or if the Company experiences unanticipated costs or competitive pressures, it may need to seek additional capital. Management believes the Company can obtain additional capital by selling debt (provided certain incurrence tests are met pursuant to existing debt agreements) or equity securities and/or by borrowing money, although no assurances can be provided that it will be able to do so. If additional capital is not obtained when it is needed, this may have a material adverse effect on the Company.

     The Company may need to make significant capital expenditures to further develop the resorts and these expenditures may involve risks. The Company's growth strategy contemplates expanding the infrastructure at certain of the resorts or expanding within the respective geographic markets of certain of the resorts. The resorts may also need renovations or other capital improvements. Unexpected excessive costs of any expansion or needed renovation or capital improvements could have a material adverse effect on the Company's financial condition or results of operations. Also, any capital expenditure for expansion, renovation or improvement of the resorts may not generate the financial returns expected. Such capital expenditures could involve certain risks, including: the possibility of environmental problems; the possibility that cash to fund renovations will not be available or that financing for renovations will not be available on favorable terms; uncertainties as to market demand or deterioration in market demand after commencement of renovations; the emergence of unanticipated zoning and regulatory requirements; and competition from other resorts, hotels and alternative lodging facilities.

     The Company may not be able to successfully integrate the operations of resorts that it has acquired. In order to take full economic advantage of the resort acquisitions, the Company needs to effectively integrate the administrative, financial and marketing organizations of each resort. The Company also needs to effectively implement appropriate operational, financial and management systems. This process may require a disproportionate amount of time and attention of management and financial and other resources. Although management believes the Company has the opportunity for synergies and cost savings as a result of the resort acquisitions, the timing or amount of synergies or cost savings that may ultimately be attained is uncertain. Some of the anticipated economic advantages from the resort acquisitions may not be achieved if the operations are not successfully integrated or if the appropriate systems are not implemented in a timely manner. The difficulties of that integration and implementation may initially be increased by the necessity of coordinating and integrating personnel with different business backgrounds, corporate cultures and by geographic distances between the Company's various markets. Management cannot assure you that it will be able to successfully integrate the operations of the resorts or implement the appropriate systems. As a result, the business strategy might not be effective and management may not be able to achieve its goals.

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

     Control by H. Wayne Huizenga. The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. The Company has issued all of the shares of Class B Common Stock to Mr. Huizenga, assuring that he will have voting control of the Company, in order to satisfy certain NHL control requirements. Should the Panthers be sold, there is no requirement in the Company's bylaws or articles of incorporation to modify the voting control of the Class B Common Stock. As of June 30, 2000, Mr. Huizenga beneficially owned voting stock of the Company with the power to vote approximately 98.8% of the total votes entitled to be cast on any matter submitted to a vote of stockholders. Mr. Huizenga may not sell his controlling interest in the Company unless the NHL approves the sale. As the sole owner of Class B Common Stock, Mr. Huizenga has the ability to indirectly control the management and policies as well as the outcome of substantially all non-extraordinary matters submitted to the stockholders for approval, including the election of directors.

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

     The Company depends on key personnel. For the foreseeable future, the Company will be materially dependent on the services of Mr. Huizenga. The loss of Mr. Huizenga's services could have a material adverse effect on the business. The Company does not carry key man life insurance on Mr. Huizenga or on any of the officers or directors.

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

ITEM 2.  PROPERTIES

     Management believes that all of its property facilities are sufficient for its needs. The Company's corporate headquarters are located at the Boca Raton Resort and Club. The Company considers its resorts to be leading establishments with respect to desirability of location, size of facilities, physical condition, quality and variety of services offered in the areas in which they are located. See further description of properties under "Leisure and Recreation Business".

     The Panthers, along with certain operating and management personnel, utilize the NCRC, pursuant to a license agreement between the Company and Broward County. The Company owns and operates the Incredible Ice Arena.

     Certain property of the Company and its subsidiaries is subject to liens securing payment of portions of the Company's and its subsidiaries' indebtedness.

ITEM 3.  LEGAL PROCEEDINGS

     Decoma Miami Associates, Ltd. ("Decoma"), a Florida limited partnership in which the Company has a 78% interest, had a contract (the "MAC") with the Miami Sports and Exhibition Authority ("MSEA"), an agency of the City of Miami, to operate the Miami Arena through July 8, 2020. In a complaint filed in the Eleventh Judicial Circuit in and for Dade County, Florida on June 17, 1996, subsequently amended on December 5, 1997, Decoma sought, among other relief, a declaration that the MAC had been breached by MSEA's improper transfer to the City of Miami of certain tax revenue that MSEA had pledged under the MAC for the benefit of the Miami Arena and other limited applications. The MAC and Decoma's obligation to operate the Miami Arena was terminated June 30, 2000 pursuant to a settlement agreement between MSEA and Decoma whereby Decoma was paid a termination fee of $10.5 million. By contract, portions of this termination fee have been allocated to certain vendors and minority partners of Decoma.

     The Company is not involved in any material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to the business. While the results of proceedings which arose in the normal course of business cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, consolidated cash flows or consolidated financial position.

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

                                                              PRICE RANGE OF
                                                                 CLASS A
                                                               COMMON STOCK
                                                              --------------
                                                              HIGH      LOW
                                                              -----     ----
FISCAL YEAR ENDED JUNE 30, 2000:
  First Quarter.............................................   $11 1/8  $ 8 11/16
  Second Quarter............................................    10 3/4    8 1/2
  Third Quarter.............................................     9 7/8    7 5/8
  Fourth Quarter............................................     9 7/8    8 1/4
FISCAL YEAR ENDED JUNE 30, 1999:
  First Quarter.............................................   $19 5/16 $10 3/4
  Second Quarter............................................    12 1/16   7 7/8
  Third Quarter.............................................    10 7/8    7 3/4
  Fourth Quarter............................................    11 3/16   7 7/16

     On September 19, 2000, the last reported sales price of the Class A Common Stock on the New York Stock Exchange was $12 1/16. As of the same date, there were approximately 9,100 holders of record of the Class A Common Stock.

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

                                                        YEAR ENDED JUNE 30,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Leisure and recreation............  $361,360    $327,001    $252,603    $ 17,567    $     --
  Entertainment and sports..........    60,187      62,608      40,642      36,695      34,087
                                      --------    --------    --------    --------    --------
          Total revenue.............   421,547     389,609     293,245      54,262      34,087
Operating expenses:
  Cost of leisure and recreation
     services.......................   156,620     141,456     110,084       6,658          --
  Cost of entertainment and sports
     services.......................    56,866      51,619      45,919      35,135      35,958
  Selling, general and
     administrative expenses........   109,271     105,179      91,579      15,150       8,371
  Amortization and depreciation.....    36,334      31,176      23,155       5,698       9,815
                                      --------    --------    --------    --------    --------
  Operating income (loss)...........    62,456      60,179      22,508      (8,379)    (20,057)
  Interest and other income.........     8,709       6,097       5,251       1,923         122
  Interest and other expense........   (57,524)    (56,249)    (24,673)     (3,364)     (5,030)
  Minority interest.................      (155)       (339)     (1,813)       (440)       (174)
                                      --------    --------    --------    --------    --------
  Income (loss) before extraordinary
     item...........................    13,486       9,688       1,273     (10,260)    (25,139)
  Extraordinary item -- early
     extinguishment of debt.........        --      (4,287)         --          --          --
                                      --------    --------    --------    --------    --------
          Net income (loss).........  $ 13,486    $  5,401    $  1,273    $(10,260)   $(25,139)
                                      ========    ========    ========    ========    ========
Net income (loss) per
  share -- diluted..................  $   0.33    $   0.15    $   0.04    $  (0.74)   $  (4.76)
                                      ========    ========    ========    ========    ========
Shares used to compute diluted
  income (loss) per share...........    40,868      37,146      34,888      13,829       5,276
                                      ========    ========    ========    ========    ========
OTHER DATA:
Net cash flow from operating,
  investing and financing
  activities........................  $  9,173    $(27,006)   $ 23,519    $ 13,244    $   (772)
EBITDA:
  Leisure and recreation............   116,487     101,013      72,478       5,512          --
  Entertainment and sports..........      (472)      4,563     (12,092)     (6,040)    (10,120)
  Corporate.........................    (9,551)     (8,124)     (9,472)       (230)         --
                                      --------    --------    --------    --------    --------
          Total EBITDA(1)...........   106,464      97,452      50,914        (758)    (10,120)
Membership fees deferred during the
  period(2).........................    12,532       8,198       5,814          --          --
                                      --------    --------    --------    --------    --------
Adjusted EBITDA(3)..................   118,996     105,650      56,728        (758)    (10,120)
EBITDA margin(4)....................        25%         25%         17%         (1)%       (30)%
Adjusted EBITDA margin(5)...........        27%         27%         19%         (1)%       (30)%
Capital expenditures................  $ 63,445    $ 99,912    $ 51,206    $  1,494    $    140

                                                                  AT JUNE 30,
                                           ---------------------------------------------------------
                                              2000         1999         1998        1997      1996
                                           ----------   ----------   ----------   --------   -------
BALANCE SHEET DATA:
Cash and cash equivalents................  $   19,395   $   10,222   $   37,228   $ 13,709   $   465
Restricted cash..........................      24,775       44,830       29,296     30,110        --
Total current assets.....................      92,684       96,491      111,182     70,590     3,756
Total assets.............................   1,298,523    1,284,904    1,128,207    600,392    47,760
Total current liabilities................     159,114      116,224      403,096     46,375    67,786
Total debt...............................     583,195      584,105      540,626    186,056    85,172
Non-current obligations..................     637,215      676,576      292,708    251,003    28,277
Shareholders' equity (deficit)...........     502,194      490,280      430,511    301,153   (48,303)

---------------

(1) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, minority interest and extraordinary items. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(2) Represents the annual change in deferred revenue from the Company's Premier Clubs. The Premier Clubs currently require a non-refundable initial membership fee. Initial membership fees are recorded as revenue over the estimated life of the membership. Unrecognized portions of the initial membership fees are included in deferred revenue in the accompanying Consolidated Balance Sheets.
(3) Adjusted EBITDA represents EBITDA plus the amount of the Company's Premier Club net membership fees deferred during the period.
(4) EBITDA margin is defined as EBITDA divided by revenue.
(5) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by the sum of revenue plus the Company's Premier Club net membership fees deferred during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company, which are included elsewhere herein.

BUSINESS SEGMENT INFORMATION

     The accompanying table outlines business segment operating data (in 000's).

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenue:
  Leisure and recreation....................................  $361,360   $327,001   $252,603
  Entertainment and sports..................................    60,187     62,608     40,642
                                                              --------   --------   --------
          Total revenue.....................................   421,547    389,609    293,245
Operating expenses:
  Cost of services:
     Cost of leisure and recreation services................   156,620    141,456    110,084
     Cost of entertainment and sports services..............    56,866     51,619     45,919
  Selling, general and administrative expenses:
     Leisure and recreation.................................    89,271     86,301     71,800
     Entertainment and sports...............................     9,938      9,697     10,002
     Corporate..............................................    10,062      9,181      9,777
  Amortization and depreciation:
     Leisure and recreation.................................    34,265     28,225     17,950
     Entertainment and sports...............................     1,898      2,833      5,168
     Corporate..............................................       171        118         37
                                                              --------   --------   --------
          Total operating expenses..........................   359,091    329,430    270,737
                                                              --------   --------   --------
  Operating income (loss):
     Leisure and recreation.................................    81,204     71,019     52,769
     Entertainment and sports...............................    (8,515)    (1,541)   (20,447)
     Corporate..............................................   (10,233)    (9,299)    (9,814)
                                                              --------   --------   --------
          Total operating income............................    62,456     60,179     22,508
Interest and other income...................................     8,709      6,097      5,251
Interest and other expense..................................   (57,524)   (56,249)   (24,673)
Minority interest...........................................      (155)      (339)    (1,813)
                                                              --------   --------   --------
Income before extraordinary item............................    13,486      9,688      1,273
Extraordinary item -- early extinguishment of debt..........        --     (4,287)        --
                                                              --------   --------   --------
Net income..................................................  $ 13,486   $  5,401   $  1,273
                                                              ========   ========   ========

EBITDA:
  Leisure and recreation....................................  $116,487   $101,013   $ 72,478
  Entertainment and sports..................................      (472)     4,563    (12,092)
  Corporate.................................................    (9,551)    (8,124)    (9,472)
                                                              --------   --------   --------
          Total.............................................  $106,464   $ 97,452   $ 50,914
                                                              ========   ========   ========

Adjusted EBITDA:
  Leisure and recreation....................................  $129,019   $109,211   $ 78,292
  Entertainment and sports..................................      (472)     4,563    (12,092)
  Corporate.................................................    (9,551)    (8,124)    (9,472)
                                                              --------   --------   --------
          Total.............................................  $118,996   $105,650   $ 56,728
                                                              ========   ========   ========

SEASONALITY

     The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its gross revenue and net earnings. Peak season at the resorts extends from January through April while the regular hockey season for the Panthers commences in October and ends in April.

IMPACT OF INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenue and results of operations. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenue or earnings during fiscal 2001. Many of the costs of operating the resorts can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates (as well as other changing market conditions). The Company has less flexibility in changing group rates since guest reservations are typically made 12 to 18 months in advance of the stay. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be adversely affected. See Note 8 to the Consolidated Financial Statements.

BUSINESS PHILOSOPHY

     The Company's current business strategy is to focus on expanding the leisure and recreation businesses. However, management continuously evaluates ownership, acquisition and divestiture alternatives relating to its two business segments with the intention of maximizing value.

CONSOLIDATED RESULTS OF OPERATIONS

     Net income totaled $13.5 million, $5.4 million and $1.3 million for the years ended June 30, 2000, 1999 and 1998, respectively. The improvement in operating results from June 30, 1999 to June 30, 2000 was primarily due to substantially better performance by the leisure and recreation business, partially offset by decreased operating results from the entertainment and sports business. The improvement in operating results from June 30, 1998 to June 30, 1999 was due to better performance from each of the Company's business segments, partially offset by higher interest expense on greater average outstanding indebtedness. Additional information relating to the operating results for each business segment is set forth below.

LEISURE AND RECREATION

     Select operating data for the Company's leisure and recreation business for the years indicated is set forth below (in 000's except operating statistics):

                                               2000      % CHANGE      1999      % CHANGE     1998
                                            ----------   --------   ----------   --------   --------
Revenue:
  Room revenue............................  $  156,607       9%     $  143,264      30%     $110,146
  Non-room related revenue................     204,753      11         183,737      29       142,457
                                            ----------              ----------              --------
          Total leisure and recreation
            revenue.......................  $  361,360      11      $  327,001      29      $252,603
Operating Statistics:
  Available room nights...................   1,074,672       4       1,036,453      24       834,574
  ADR.....................................  $   209.42       4      $   200.70       7      $ 188.04
  Occupancy...............................        69.6%      1            68.9%     (2)         70.2%
  Room revenue per available room.........  $   145.73       5      $   138.23       5      $ 131.98
  Total leisure and recreation revenue per
     available room.......................  $   336.25       7      $   315.50       4      $ 302.67

  Revenue

     The leisure and recreation business generates a diversified stream of revenue which totaled $361.4 million, $327.0 million and $252.6 million for the years ended June 30, 2000, 1999 and 1998, respectively.

Over 56% of leisure and recreation revenue for each period presented was derived from non-room sources such as food and beverage sales, yachting and marina revenue, golf, club memberships, retail and other resort amenities. In addition, over 60% of the increase in leisure and recreation revenue during the year ended June 30, 2000 compared to the year ended June 30, 1999 was the result of an increase in non-room related revenue. The resort portfolio also yielded increases in the average daily room rate ("ADR"), occupancy, along with total available rooms (due to the completion of a 120 guestroom addition at the Arizona Biltmore Resort and Spa in September 1999). The increase in revenue during the year ended June 30, 1999 compared to 1998 was the result of a full year of operations for the Arizona Biltmore Resort and Spa and the Edgewater Beach Hotel, which were purchased in March 1998 and April 1998, respectively. In addition, non-room related revenue and ADR for the Company's resort portfolio increased for the year ended June 30, 1999 compared to the year ended June 30, 1998 which were partially offset by a decrease in the average occupancy rate.

  Operating Expenses

     Cost of leisure and recreation services totaled $156.6 million or 43% of revenue for the year ended June 30, 2000, $141.5 million or 43% of revenue for the year ended June 30, 1999 and $110.1 million or 44% of revenue for the year ended June 30, 1998. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

     Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $89.3 million or 25% of revenue during the year ended June 30, 2000, $86.3 million or 26% of revenue for year ended June 30, 1999 and $71.8 million or 28% of revenue for the year ended June 30, 1998. S,G&A as a percent of revenue declined during the three year period primarily because of certain cost efficiencies from business integration such as consolidated marketing efforts and reduced overhead for such items as professional fees, insurance and outside management company fees. S,G&A of the leisure and recreation business primarily consisted of utility and property costs, real estate taxes, insurance, franchise agreement fees and administrative salaries and expenses.

     Amortization and depreciation expense for the leisure and recreation business was $34.3 million, $28.2 million and $18.0 million for the years ended June 30, 2000, 1999 and 1998, respectively. The increase in amortization and depreciation expense during the year ended June 30, 2000 compared to the year ended June 30, 1999 was primarily due to the completion of several capital projects including the redesign and construction at Grande Oaks Golf Club, development of Naples Grande Golf Club and a 120 guestroom addition at the Arizona Biltmore Resort and Spa. The increase in amortization and depreciation expense during the year ended June 30, 1999 compared to the year ended June 30, 1998 was primarily because the Company owned the Arizona Biltmore Resort and Spa and the Edgewater Beach Hotel for the entire year during fiscal 1999.

  Operating Income

     Operating income for the leisure and recreation business totaled $81.2 million, $71.0 million and $52.8 million for the years ended June 30, 2000, 1999 and 1998, respectively. The primary factors contributing to the improvement from 1998 to 2000 were (1) an increase in non-room revenue (2) an increase in ADR (3) an increase in rooms available for occupancy due to the construction of additional rooms and a full year of operations from the Arizona Biltmore Resort and Spa and the Edgewater Beach Hotel and (4) higher profit margins as a result of cost efficiencies from business integration.

ENTERTAINMENT AND SPORTS

     The primary component of the entertainment and sports business is the Panthers and related NCRC operations. Revenue and direct expenses associated with the team are recorded over the regular hockey season. Revenue and expenses associated with the Panthers participation in the Stanley Cup playoffs is recorded during the three-months ended June 30. Operating losses were $8.5 million, $1.5 million, $20.4 million for the years ended June 30, 2000, 1999 and 1998, respectively. The decrease in operating results from June 30, 1999 to June 30, 2000 was substantially the result of a decrease in entertainment and sports revenue resulting primarily from lower ticket revenue during the 1999-2000 regular hockey season and higher Panthers players' salary costs resulting in part from the buyout of certain players' contracts. The Panthers regular season loss was partially offset by the teams' participation in the first round of Stanley Cup playoffs as well as improved operating results relating to non-hockey events held at the NCRC. Improvements in operating results from June 30, 1998 to June 30, 1999 were primarily attributable to the Panthers move from the Miami Arena to the NCRC where the Panthers serve as primary tenants and share in all revenue streams.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses totaled $10.1 million, $9.2 million and $9.8 million for the years ended June 30, 2000, 1999, and 1998, respectively. The increase in corporate general and administrative expenses from June 30, 1999 to June 30, 2000 was primarily due to an increase in certain non-recurring legal fees and an increase in management fee expense that varies with the Company's total revenue. The decrease in corporate general and administrative expenses from June 30, 1998 to June 30, 1999 was because certain non-recurring professional fees were incurred during fiscal 1998.

INTEREST AND OTHER INCOME

     Interest and other income totaled $8.7 million, $6.1 million and $5.3 million for the years ended June 30, 2000, 1999 and 1998, respectively, and include expansion fee revenue and interest earned on cash and cash equivalents. Expansion fee revenue represents the Panthers' share of the franchise fees paid by new clubs being admitted into the NHL. The increase in interest and other income from June 30, 1999 to June 30, 2000 was primarily because $6.3 million was received in expansion fee revenue relating to two new teams during the year ended June 30, 2000 compared to $2.9 million received for one team added during the year ended June 30, 1999. The increase in interest and other income from June 30, 1998 to June 30, 1999 was because the Company recognized more interest income from increased cash on hand.

INTEREST AND OTHER EXPENSE

     Interest and other expense totaled $57.5 million, $56.2 million and $24.7 million for the years ended June 30, 2000, 1999 and 1998, respectively. The Company's average cost of borrowing was 10.0%, 10.7% and 8.2% for the years ended June 30, 2000, 1999 and 1998, respectively. The Company's average outstanding indebtedness was $565 million, $525 million and $301 million for the years ended June 30, 2000, 1999 and 1998, respectively. The increase in the average outstanding indebtedness from June 30, 1999 to June 30, 2000 was primarily because the Company financed certain capital expenditures associated with resort expansion. The increase in the average outstanding indebtedness from June 30, 1998 to June 30, 1999 was primarily because the Company financed certain resort acquisitions.

MINORITY INTEREST

     Minority interest totaled $155,000, $339,000 and $1.8 million for the years ended June 30, 2000, 1999 and 1998, respectively. The decrease in minority interest from June 30, 1999 to June 30, 2000 was because Decoma Miami Associates Ltd. generated lower earnings primarily because the Miami Heat moved its home from the Miami Arena. See Note 12 -- "Litigation" to the Consolidated Financial Statements. The decrease in minority interest from June 30, 1998 to June 30, 1999 was because the Company acquired the minority share in the Registry Resort at Pelican Bay during 1999.

EXTRAORDINARY LOSS

     In April 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 in a private placement offering. The net proceeds of the offering were approximately $328.3 million and were used to retire short-term and long-term indebtedness. In connection with the retirement of such debt, the Company charged to operations debt issuance costs related to certain extinguished debt and recognized a $4.3 million extraordinary loss during the year ended June 30, 1999.

EBITDA

     EBITDA totaled $106.5 million, $97.5 million and $50.9 million for the years ended June 30, 2000, 1999 and 1998, respectively. The improvement in EBITDA was substantially the result of improvements in operating results (including stronger profit margins) for the leisure and recreation business.

ADJUSTED EBITDA

     Adjusted EBITDA totaled $119.0 million, $105.7 million and $56.7 million for the years ended June 30, 2000, 1999 and 1998, respectively. The improvement in Adjusted EBITDA was attributable to better operating results (including stronger profit margins) for the leisure and recreation business combined with higher Premier Club sales due to the addition of Grande Oaks Golf Club and Naples Grande Golf Club.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $19.4 million at June 30, 2000, from $10.2 million at June 30, 1999. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $49.3 million, $68.8 million and $37.7 million for the years ended June 30, 2000, 1999 and 1998, respectively. The decrease in cash flow from operations from June 30, 1999 to June 30, 2000 was due to a combination of factors including receiving less cash flow from the entertainment and sports business, having an increase in accounts receivable for the leisure and recreation business due to the timing of collection on certain group contracts and incurring an increase in cash paid for certain corporate professional fees (a significant portion of such professional fees were accrued but unpaid as of June 30, 1999). The increase in cash flow from operations from June 30, 1998 to June 30, 1999 was the result of receiving more operating cash flow from each business segment.

  Net Cash Used in Investing Activities

     Net cash used in investing activities amounted to $36.9 million, $115.4 million and $293.4 million for the years ended June 30, 2000, 1999 and 1998, respectively.

     There were no significant businesses acquired during the year ended June 30, 2000 and 1999. During the year ended June 30, 1998, cash used in business acquisitions amounted to $260.8 million. During 1998, the Company (1) acquired the Registry Resort at Pelican Bay, of which $106.1 million of the purchase price was paid in cash, (2) acquired the Rolling Hills Golf Club for $8.0 million (which was redesigned and reopened as Grande Oaks Golf Club), (3) acquired the Arizona Biltmore Resort and Spa, of which $126.0 million of the purchase price was paid in cash and (5) acquired the Edgewater Beach Hotel, of which $20.7 million of the purchase price was paid in cash. In connection with the 1998 acquisitions, the Company also originated seller notes payable in the principal amount of $120.8 million (which have been subsequently paid), issued 918,174 shares of Class A Common Stock, issued warrants to purchase 825,000 shares of Class A Common Stock and agreed to pay up to an additional $50 million in cash, contingent upon the satisfactory execution of certain development plans which were subsequently delivered to the Company.

     The Company received a $10.5 million termination fee during the year ended June 30, 2000 pursuant to the termination of the Miami Arena Contract, a portion of which will be paid to vendors and outside minority interest holders. See Note 12 -- "Litigation" to the Consolidated Financial Statements.

     Capital expenditures totaled $63.4 million, $99.9 million and $51.2 million for the years ended June 30, 2000, 1999 and 1998, respectively. The Company spent approximately $36.2 million at the Boca Raton Resort and Club relating to normal recurring capital expenditures, a new parking garage, the commencement of a luxury guestroom renovation as well as plans for the construction of a restaurant and retail pavilion and new marina wing. Additionally, the Company spent $11.2 million on golf related improvements to Naples Grande Golf Club and $3.3 million on the acquisition of commercial property located near the Company's Fort Lauderdale resorts during the year ended June 30, 2000. Other capital spending during the year ended June 30, 2000 related primarily to recurring furniture, fixture and equipment improvements at the Company's resorts.

     During the year ended June 30, 1999, the Company spent $28.6 million on the acquisition of land in Naples and Plantation, Florida. Other capital spending during the year ended June 30, 1999 related to continued development and construction at Grande Oaks Golf Club, continued construction of the 120 guestroom addition at the Arizona Biltmore Resort and Spa and other recurring furniture, fixture and equipment improvements at the resorts.

     The capital expenditures for the year ended June 30, 1998 were primarily associated with the Boca Raton Resort and Club's expansion program. The expansion included an 18 court tennis club (which added to the existing 12 courts located in a separate complex), a new Bates-designed championship golf course and a new 140,000 square foot conference center.

     Restricted cash decreased by $20.1 million during the year ended June 30, 2000 compared to an increase of $15.5 million during the year ended June 30, 1999. The significant decrease in restricted cash during the year ended June 30, 2000 was primarily attributable to the use of funds for facility development at the Boca Raton Resort and Club. Beginning in February 2000, funds previously restricted became available for distribution on a monthly basis pursuant to terms of an amended loan and security agreement for the Boca Raton Resort and Club. Under covenants to a loan agreement for the Boca Raton Resort and Club and the Arizona Biltmore Resort and Spa, the Company is required to deposit certain amounts into reserve accounts which are accumulated and restricted to support future debt service, furniture, fixture and equipment replacement and real estate tax payments. These reserve funds are classified as restricted cash on the accompanying Consolidated Balance Sheets. The entertainment and sports business also maintains restricted cash relating primarily to the operation of the NCRC which after maintaining the required operating reserves, could be released to the Company on a quarterly basis.

  Cash Provided By (Used In) Financing Activities

     Net cash provided by (used in) financing activities amounted to $(3.2) million, $19.6 million and $279.2 million for the years ended June 30, 2000, 1999 and 1998, respectively. Cash flows associated with financing activities for the year ended June 30, 2000 primarily represent borrowings under credit facilities which were substantially used to repay other higher interest rate indebtedness.

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

  Capital Resources

     The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include revenue from (1) room rentals, food and beverage sales, retail sales and golf, tennis, marina and conference services at the resorts, (2) Premier Club memberships and (3) ticket, broadcasting, sponsorship, arena operations and other revenue derived from ownership of the Panthers. The primary external sources of liquidity have been the issuance of equity and debt securities and borrowing under term loans and credit lines. See discussion of restrictions with respect to the incurrence of additional indebtedness in Note 9 to the Consolidated Financial Statements.

     During the fourth quarter of the prior fiscal year, management refinanced all of the Company's short-term indebtedness. In April 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 in a private placement offering. In addition, the Company obtained a new three-year, secured credit facility in the amount of $146.0 million. As of June 30, 2000, the Company had aggregate availability of $127.9 million under its credit line. As a result of this availability and expected cash from operations, management believes the Company has sufficient funds to continue its planned development capital expenditures and support on-going operations, including meeting debt service obligations as they come due.

  Working Capital

     Current liabilities exceeded current assets by $66.4 million and $19.7 million at June 30, 2000 and June 30, 1999, respectively. The change from June 30, 1999 to June 30, 2000 is primarily the result of an increase in certain short-term debt obligations coming due over the next operating cycle ($34.7 million of which was repaid in July 2000 with proceeds from the Company's long term credit line). Nonetheless, the Company has liquidity to settle current obligations as it maintains a long-term revolving credit line that represents an additional and immediate potential source of liquidity. See "Capital Resources".

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

     These risk factors have been previously described and include, among others, the Company's ability to obtain financing on acceptable terms to meet operating expenses and finance its growth, competition in the Company's principal businesses, the Company's ability to integrate and successfully operate acquired businesses and the risks associated with these businesses, the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations, the Company's limited history of operations in the leisure and recreation business, the Company's dependence on key personnel and the Company's ability to properly assess and capitalize on future business opportunities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   25
Consolidated Balance Sheets as of June 30, 2000 and 1999....   26
Consolidated Statements of Operations for the Years Ended
  June 30, 2000, 1999 and 1998..............................   27
Consolidated Statements of Shareholders' Equity for the
  Years Ended June 30, 2000, 1999 and 1998..................   28
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2000, 1999 and 1998..............................   29
Notes to Consolidated Financial Statements..................   30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Boca Resorts, Inc.:

     We have audited the accompanying consolidated balance sheets of Boca Resorts, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boca Resorts, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
August 4, 2000.

                               BOCA RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   19,395   $   10,222
  Restricted cash...........................................      24,775       44,830
  Accounts receivable, net..................................      30,290       24,349
  Inventory.................................................       8,312        7,295
  Current portion of Premier Club notes receivable..........       4,001        3,427
  Other current assets......................................       5,911        6,368
                                                              ----------   ----------
          Total current assets..............................      92,684       96,491
Property and equipment, net.................................   1,062,642    1,032,497
Intangible assets, net......................................     109,516      116,427
Long-term portion of Premier Club notes receivable, net.....       7,487        7,073
Other assets................................................      26,194       32,416
                                                              ----------   ----------
          Total assets......................................  $1,298,523   $1,284,904
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $   56,959   $   57,178
  Current portion of deferred revenue.......................      26,233       27,581
  Current portion of credit lines and notes payable.........      71,049       26,500
  Other current liabilities.................................       4,873        4,965
                                                              ----------   ----------
          Total current liabilities.........................     159,114      116,224
Credit lines and notes payable..............................     172,146      217,605
Premier Club refundable membership fees.....................      60,374       62,903
Deferred revenue, net of current portion....................      28,074       14,890
Other non-current liabilities...............................         978        2,321
Deferred income taxes payable...............................      35,643       38,857
Senior subordinated notes payable...........................     340,000      340,000
Minority interest...........................................          --        1,824
Commitments and contingencies (Note 12)
Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 40,606,072 and 40,551,370 shares issued
     and outstanding at June 30, 2000 and 1999,
     respectively...........................................         406          406
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     June 30, 2000 and 1999.................................           3            3
  Contributed capital.......................................     484,849      486,421
  Retained earnings.........................................      16,936        3,450
                                                              ----------   ----------
          Total shareholders' equity........................     502,194      490,280
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $1,298,523   $1,284,904
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenue:
  Leisure and recreation....................................  $361,360   $327,001   $252,603
  Entertainment and sports..................................    60,187     62,608     40,642
                                                              --------   --------   --------
          Total revenue.....................................   421,547    389,609    293,245
Operating expenses:
  Cost of leisure and recreation services...................   156,620    141,456    110,084
  Cost of entertainment and sports services.................    56,866     51,619     45,919
  Selling, general and administrative expenses..............   109,271    105,179     91,579
  Amortization and depreciation.............................    36,334     31,176     23,155
                                                              --------   --------   --------
          Total operating expenses..........................   359,091    329,430    270,737
                                                              --------   --------   --------
Operating income............................................    62,456     60,179     22,508
Interest and other income...................................     8,709      6,097      5,251
Interest and other expense..................................   (57,524)   (56,249)   (24,673)
Minority interest...........................................      (155)      (339)    (1,813)
                                                              --------   --------   --------
Income before extraordinary item............................    13,486      9,688      1,273
Extraordinary item -- early extinguishment of debt..........        --     (4,287)        --
                                                              --------   --------   --------
          Net income........................................  $ 13,486   $  5,401   $  1,273
                                                              ========   ========   ========
Basic and diluted net income per share:
  Income before extraordinary item..........................  $   0.33   $   0.26   $   0.04
  Extraordinary item -- early extinguishment of debt........        --      (0.11)        --
                                                              --------   --------   --------
  Net income per share......................................  $   0.33   $   0.15   $   0.04
                                                              ========   ========   ========
Shares used in computing net income per share -- basic......    40,861     36,993     34,334
                                                              ========   ========   ========
Shares used in computing net income per share -- diluted....    40,868     37,146     34,888
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      CLASS A              CLASS B
                                    COMMON STOCK         COMMON STOCK                      RETAINED
                                 ------------------   ------------------                  EARNINGS/         TOTAL
                                  NUMBER               NUMBER              CONTRIBUTED   (ACCUMULATED   SHAREHOLDERS'
                                 OF SHARES   AMOUNT   OF SHARES   AMOUNT     CAPITAL       DEFICIT)        EQUITY
                                 ---------   ------   ---------   ------   -----------   ------------   -------------
Balance, June 30, 1997.........   27,930      $279       255        $3      $304,095       $(3,224)       $301,153
  Sales of common stock........    6,000        60        --        --       108,456            --         108,516
  Net income...................       --        --        --        --            --         1,273           1,273
  Stock issued in
    acquisitions...............      918         9        --        --        16,778            --          16,787
  Warrants issued in
    acquisition................       --        --        --        --         2,375            --           2,375
  Exercise of stock options....       40         1        --        --           406            --             407
                                  ------      ----       ---        --      --------       -------        --------
Balance, June 30, 1998.........   34,888       349       255         3       432,110        (1,951)        430,511
  Sales of common stock........    5,598        56        --        --        55,672            --          55,728
  Net income...................       --        --        --        --            --         5,401           5,401
  Stock issued in
    acquisitions...............       63         1        --        --           549            --             550
  Tax effect of stock issuance
    to acquire an asset........       --        --        --        --        (1,930)           --          (1,930)
  Exercise of stock options....        2        --        --        --            20            --              20
                                  ------      ----       ---        --      --------       -------        --------
Balance, June 30, 1999.........   40,551       406       255         3       486,421         3,450         490,280
  Net income...................       --        --        --        --            --        13,486          13,486
  Warrant activity.............       --        --        --        --        (1,080)           --          (1,080)
  Stock issued in
    acquisitions...............       50        --        --        --           539            --             539
  Tax effect of stock issuance
    to acquire an asset........       --        --        --        --        (1,078)           --          (1,078)
  Exercise of stock options....        5        --        --        --            47            --              47
                                  ------      ----       ---        --      --------       -------        --------
Balance, June 30, 2000.........   40,606      $406       255        $3      $484,849       $16,936        $502,194
                                  ======      ====       ===        ==      ========       =======        ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,
                                 (IN THOUSANDS)

                                                               2000       1999        1998
                                                              -------   ---------   ---------
Operating activities:
  Net income................................................  $13,486   $   5,401   $   1,273
  Extraordinary loss on early extinguishment of debt........       --       4,287          --
  Adjustments to reconcile income before extraordinary item
     to net cash provided by operating activities:
     Amortization and depreciation..........................   36,334      31,176      23,155
     Imputed interest on indebtedness with no stated rate...    1,868       1,283          --
     Income applicable to minority interest.................      155         339       1,813
     Gain on termination of Miami Arena Contract............     (797)         --          --
  Changes in operating assets and liabilities (excluding the effects of business acquisitions):
     Accounts receivable....................................   (5,941)      4,225        (489)
     Other assets...........................................    4,816       7,449      (4,059)
     Accounts payable and accrued expenses..................   (4,189)     15,852     (20,091)
     Deferred revenue and other liabilities.................    3,590      (1,192)     36,086
                                                              -------   ---------   ---------
          Net cash provided by operating activities.........   49,322      68,820      37,688
                                                              -------   ---------   ---------
Investing activities:
  Cash acquired in business acquisitions....................       --          --      16,548
  Cash used in business acquisitions........................   (4,016)         --    (260,832)
  Proceeds from termination of Miami Arena Contract.........   10,500          --          --
  Capital expenditures......................................  (63,445)    (99,912)    (51,206)
  Change in restricted cash.................................   20,055     (15,534)      2,100
                                                              -------   ---------   ---------
          Net cash used in investing activities.............  (36,906)   (115,446)   (293,390)
                                                              -------   ---------   ---------
Financing activities:
  Net proceeds from the sale of common stock................       --      55,728     108,516
  Borrowings under credit facilities........................   43,754     518,135     251,200
  Payments under long-term debt and credit facilities.......  (46,929)   (553,837)    (80,509)
  Proceeds from exercise of stock options...................       47          20         407
  Distribution to minority interests -- Decoma Entities.....     (115)       (426)       (393)
                                                              -------   ---------   ---------
          Net cash provided by (used in) financing
            activities......................................   (3,243)     19,620     279,221
                                                              -------   ---------   ---------
          Increase (decrease) in cash and cash
            equivalents.....................................    9,173     (27,006)     23,519
Cash and cash equivalents, at beginning of period...........   10,222      37,228      13,709
                                                              -------   ---------   ---------
Cash and cash equivalents, at end of period.................  $19,395   $  10,222   $  37,228
                                                              =======   =========   =========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

1. NATURE OF OPERATIONS

     Boca Resorts, Inc. (the "Company") is an owner and operator of leisure and recreation businesses and entertainment/sports businesses. The leisure and recreation business primarily consists of the ownership and operation of six luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The entertainment and sports segment primarily includes the ownership and management of the Florida Panthers Hockey Club (the "Panthers") and management of the National Car Rental Center (the "NCRC"), a multi-purpose entertainment complex where the Panthers play their home games.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries after the elimination of significant intercompany accounts and transactions. Minority interest represents minority shareholders' proportionate share of the equity in Decoma Miami Associates Ltd. ("Decoma"), the entity that managed the operations of the Miami Arena through June 30, 2000, and during the year ended June 30, 1998 the minority interest in Registry Resort at Pelican Bay. The Company acquired all remaining minority interest in the Registry Resort at Pelican Bay by July 1998.

  Use of Estimates

     The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results may differ from those estimates.

  Cash and Cash Equivalents/Restricted Cash

     Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. Restricted cash consists principally of escrow accounts maintained in accordance with the terms of mortgage-note agreements and cash collected by the entertainment and sports segment primarily associated with the Company in its capacity as operator of the NCRC. See Note 12. Concentration of credit risk and market risk associated with cash, cash equivalents and restricted cash are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short-term nature.

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

  Premier Club Notes Receivable

     Premier Club notes receivable are carried at cost. The accrual of interest income is suspended on all notes receivable when principal or interest payments are more than three months contractually past due and is not

                               BOCA RESORTS, INC.

resumed until such loans become contractually current. The Company performs credit evaluations of customers who finance their Premier Club membership and generally does not require collateral or a significant allowance for uncollectible balances.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of relatively minor items are charged to expense as incurred. Significant additions, along with interest incurred during the construction period for expansion at the Company's resorts, are capitalized. Interest has been capitalized using the average borrowing rate of the Company. Interest capitalized for the years ended June 30, 2000, 1999 and 1998 totaled $2.8 million, $5.2 million and $1.3 million, respectively. Depreciation and amortization has been computed using the straight-line method over the following estimated useful lives:

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

  Debt Issuance Costs

     Costs associated with obtaining financing have been capitalized and are amortized on a straight-line basis (which approximates the effective interest method) over the terms of the related debt. Debt issuance costs are included in other assets in the accompanying Consolidated Balance Sheets.

  Intangible Assets

     The components of unamortized intangible assets as of June 30 were as follows (in 000's):

                                                                2000       1999
                                                              --------   --------
Franchise fee -- Panthers...................................  $ 20,057   $ 20,665
Investment in Miami Arena Contract..........................        --      7,805
Goodwill....................................................    89,459     87,957
                                                              --------   --------
                                                              $109,516   $116,427
                                                              ========   ========

     The Panthers paid a $50.0 million franchise fee to the NHL when joining the league, of which approximately $25.7 million was allocated to the contracts of players selected in the 1993 expansion draft. The allocation was based upon an independent appraisal of the fair value of the player contracts and has been fully amortized. The remaining portion of the Panthers' franchise fee is being amortized on a straight-line basis over 40 years. Accumulated amortization at June 30, 2000 totaled $29.9 million.

     Decoma had a contract (the "MAC") with the Miami Sports and Exhibition Authority ("MSEA"), an agency of the City of Miami, to operate the Miami Arena through July 8, 2020. The MAC was terminated June 30, 2000 pursuant to a settlement agreement between MSEA and Decoma whereby Decoma was paid a termination fee of $10.5 million. A portion of such proceeds will be allocated to outside minority interest holders. The gain on settlement of approximately $797,000 is included in interest and other income in the accompanying Consolidated Statements of Operations.

     Goodwill represents the excess of the cost over the fair value of net assets of the acquired business. Goodwill is stated at amortized cost and is amortized on a straight-line basis over 40 years. Accumulated amortization at June 30, 2000 totaled $5.1 million.

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

  Financial Instruments and Hedging Activities

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximates fair value due to their short-term nature. The carrying amounts of Premier Club notes receivable and long-term debt approximates fair value based on discounted future cash flows. The carrying amount of the Company's senior subordinated notes payable is $340.0 million, compared to an estimated fair value of $318.1 million which is based on the quoted market price as of June 30, 2000 in the over-the-counter bond market. The fair value of Premier Club refundable membership fees can not be reasonably estimated based on the uncertainty of the maturity. The Company has an interest rate swap contract to hedge the effects of changes in interest rates on its indebtedness secured by the Boca Raton Resort and Club. See Note 8. The carrying amount of the Company's interest rate swap contract approximates fair value.

  Revenue Recognition

     Revenue associated with room rentals, food and beverage sales and other recreational amenity use at the Company's resort properties is recognized when services are rendered. Deferred revenue arises as a normal part of business for advance payments for resort accommodations, club membership dues and club initiation fees. Annual membership dues from the Company's Premier Clubs are recognized ratably over the membership year. Initiation fees associated with Premier Club memberships originating after December 31, 1997 are non-refundable and are deferred and recognized as revenue over the estimated life of the membership. Initiation fees relating to club memberships originating prior to December 31, 1997 are fully refundable and, accordingly, are reflected as a liability captioned Premier Club refundable membership fees in the accompanying Consolidated Balance Sheets. See Note 10.

     Receipts from tickets, broadcasting, advertising and promotions associated with the Panthers are recorded as revenue on a per game basis over the NHL regular season. Deferred revenue arises as a normal part of business from advance payments for Panthers' season tickets, suite accommodations and advertising.

  Player Contract Costs

     Player salaries are recorded on a per day basis during the regular season. Player signing bonuses are amortized over the life of the player contract.

     Employment contracts with certain players require future compensation under certain circumstances. These contracts are generally performance in nature and, accordingly, related payments are charged to operations over the contract playing seasons.

     The Company has obtained disability insurance policies for several of its players under multi-year contracts. Benefits become payable to the Company after thirty consecutive games are missed by the insured player. The policies provide for payment of a portion of the player's salary for the remaining term of the contract or until the player can resume playing.

                               BOCA RESORTS, INC.

  Advertising Expense

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense was $8.1 million, $7.2 million and $5.3 million for the years ended June 30, 2000, 1999 and 1998, respectively. Prepaid advertising for each of the periods presented was not material.

  Costs of Start-Up Activities

     Pre-operating, pre-opening, research and development and organization costs are expensed as incurred.

  Income Taxes

     The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". See Note 17.

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

  Earnings Per Common Share

     The Company adopted SFAS No. 128, "Earnings Per Share" during fiscal 1998 and has presented a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. Warrants totaling 325,000, 1,259,905 and 1,694,810 for the years ended June 30, 2000,
1999 and 1998, respectively, were antidilutive and have been excluded. Options totaling 5,240,374, 4,357,476 and 2,743,291 for the years ended June 30, 2000,
1999 and 1998, respectively, were antidilutive and have been excluded. The following table sets forth weighted average shares used to compute basic and diluted earnings per share (in 000's):

                                                               2000     1999     1998
                                                              ------   ------   ------
Basic weighted average shares outstanding...................  40,861   36,993   34,334
Stock options...............................................       7      153      554
                                                              ------   ------   ------
Diluted weighted average shares outstanding.................  40,868   37,146   34,888
                                                              ======   ======   ======

  Shareholders' Equity

     In connection with the acquisition of the Boca Raton Resort and Club, the Company issued rights to acquire 4,242,586 shares of Class A Common Stock for no additional consideration. As of June 30, 2000, 1.8 million shares of Class A Common Stock have been reserved for issuance in connection with the exchange rights. Such shares have been reflected as issued in the accompanying Consolidated Balance Sheets. Upon issuance of the shares, the tax effect of the book-tax bases difference resulting from the exchange is reflected as an adjustment to contributed capital in the accompanying Consolidated Statements of Shareholders' Equity.

  Comprehensive Income

     Comprehensive income was the same as net income for the years ended June 30, 2000, 1999 and 1998.

                               BOCA RESORTS, INC.

  Impact of Recently Issued Accounting Standards

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of SFAS No. 133, as amended by SFAS No. 138 will not have a material impact on the financial position or results of operations and will adopt such standards on July 1, 2000, as required.

     In June 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", ("FIN 44") an interpretation of APB Opinion No. 25. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in fiscal 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

  Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year presentation.

3. SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid totaled $53.1 million, $51.1 million and $22.3 million during the years ended June 30, 2000, 1999 and 1998, respectively. Income taxes paid during the years ended June 30, 2000 and 1999 totaled $54,000 and $380,000, respectively. No income taxes were paid during the year ended June 30, 1998.

     The Company issued shares of Class A Common Stock and warrants and exchange rights to acquire shares of Class A Common Stock totaling 50,000, 62,830 and 1,743,174 in connection with business acquisitions during the years ended June 30, 2000, 1999 and 1998, respectively. The value of the shares issued or issuable during the years ended June 30, 2000, 1999 and 1998 was $539,000, $549,000 and $19.2 million, respectively.

4. ACQUISITIONS

     Acquisitions of resort businesses discussed below have been accounted for under the purchase method of accounting and are included in the historical financial statements from the date of acquisition. No significant business acquisitions were made during the years ended June 30, 2000 and 1999.

     In April 1998, the Company acquired the Edgewater Beach Hotel for $41.2 million, $20.7 million of which was paid in cash at closing and $20.5 million of which was paid in cash in September 1998.

     In March 1998, the Company acquired the Arizona Biltmore Resort and Spa in exchange for (1) payment of $126.0 million in cash at closing, (2) payment of $99.8 million in cash in December 1998, (3) payment of $500,000 in cash in August 1999, (4) warrants to purchase 500,000 shares of Class A

                               BOCA RESORTS, INC.

Common (which were repurchased during the year ended June 30, 2000) and (5) the assumption of $63.1 million of debt. The Company also agreed to pay up to $50.0 million to the sellers conditioned upon their satisfactory execution of certain developmental plans. The plans were delivered to the Company in acceptable form in December 1998. The obligation was recorded as an increase to intangible assets and notes payable. The $50.0 million was payable in three equal annual cash installments, the last of which is due in April 2001.

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

     In August 1997, the Company acquired the Registry Resort at Pelican Bay for
(1) 918,174 shares of Class A Common Stock, (2) warrants to purchase 325,000 shares of Class A Common Stock (300,000 of which are exercisable at $25.85 per share and 25,000 of which are exercisable at $23.50 per share) and (3) $106.1 million in cash. The warrants vested on a quarterly basis and became fully exercisable on December 31, 1999. The warrants expire in October 2003.

5. PREMIER CLUB NOTES RECEIVABLE

     The Company offers internal financing to qualified purchasers of Premier Club memberships. Based on the terms of the agreements, the membership notes will be collected as follows (in 000's):

2001........................................................  $ 4,001
2002........................................................    2,804
2003........................................................    2,243
2004........................................................    1,517
2005........................................................      737
Thereafter..................................................      186
                                                              -------
                                                              $11,488
                                                              =======

6. PROPERTY AND EQUIPMENT, NET

     A summary of property and equipment at June 30 is as follows (in 000's):

                                                                 2000         1999
                                                              ----------   ----------
Land and land improvements..................................  $  336,681   $  324,114
Buildings and improvements..................................     701,367      665,108
Furniture, fixtures and equipment...........................      87,487       70,986
Construction in progress....................................      13,960       19,477
                                                              ----------   ----------
                                                               1,139,495    1,079,685
Less: accumulated depreciation and amortization.............     (76,853)     (47,188)
                                                              ----------   ----------
                                                              $1,062,642   $1,032,497
                                                              ==========   ==========

     Depreciation and amortization expense on property and equipment included in the Consolidated Statements of Operations was approximately $32.8 million, $28.3 million and $19.0 million for the years ended June 30, 2000, 1999 and 1998, respectively.

                               BOCA RESORTS, INC.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of June 30 consists of the following (in 000's):

                                                               2000      1999
                                                              -------   -------
Accounts payable............................................  $17,450   $14,043
Other accrued liabilities...................................   15,692    23,600
Accrued interest payable....................................    7,260     6,530
Accrued payroll and related costs...........................    6,464     6,815
Accrued property taxes......................................    5,865     6,190
Income taxes payable........................................    4,228        --
                                                              -------   -------
                                                              $56,959   $57,178
                                                              =======   =======

8. CREDIT LINES AND NOTES PAYABLE

     Credit lines and notes payable at June 30 is as follows (in 000's):

                                                                2000       1999
                                                              --------   --------
Revolving line-of-credit collateralized by all assets of
  Pier 66, Bahia Mar, Registry Resort and Edgewater Beach
  Hotel, variable interest rate (9.68% at June 30, 2000) due
  April 20, 2002............................................  $ 18,070   $ 41,820
Note payable to seller, no stated interest rate, 8.8%
  imputed interest rate, due on April 1, 2001...............    15,942     29,903
Mortgage note payable, collateralized by substantially all
  Arizona Biltmore property and equipment, fixed interest
  rate of 8.25%, due July 1, 2016...........................    60,040     61,446
Senior note payable to bank, secured by a first mortgage and lien on all Boca Resort assets, fixed interest rate of
  9.0% under swap agreement, due on August 22, 2001.........   102,000    107,000
Construction loan with bank, secured by certain land, fixed
  interest rate of 7.6%, due on January 29, 2001............    11,700      3,436
Capital lease on operating equipment, fixed interest rate of
  8.0%, due on November 15, 2003............................       743         --
Revolving credit facility with bank, collateralized by all
  assets of the Panthers, variable interest rate (9.18% at
  June 30, 2000), paid on July 31, 2000.....................    34,700         --
Note payable to seller, fixed interest rate of 2.5%.........        --        500
                                                              --------   --------
          Total outstanding including current portion.......  $243,195   $244,105
                                                              ========   ========

     Under the indebtedness secured by the Boca Raton Resort and Club, the Company is charged a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.25%. The Company has entered into an interest rate swap agreement to hedge the effects of changes in interest rates on such indebtedness. The Company does not use derivative financial instruments for trading purposes. The swap involves the exchange of the variable interest rate (LIBOR or 6.684% at June 30, 2000) with a fixed interest rate (6.7775%) without exchanging the notional principal amount. This interest rate swap agreement is denominated in dollars, has a notional principal amount of $102.0 million and matures in August 2001. The fair value of the interest rate swap agreement was nominal at June 30, 2000 and represented the spread between the interest rate the Company pays and the interest rate the Company will receive over the remaining life of the agreement. The counter-party to the interest swap agreement is a major financial institution.

                               BOCA RESORTS, INC.

     The Company's loan agreements require the maintenance of customary capital expenditure reserves for the replacement of assets and restrict the Company's ability to pay dividends in certain circumstances. In addition, the Company is required to comply with certain covenants under certain of its debt agreements discussed above, including without limitation, requirements to maintain a minimum net worth and maintain certain leverage ratios. The Company was in compliance with these covenants at June 30, 2000. The Company's availability under its revolving line-of-credit at June 30, 2000 was $127.9 million. Minimum principal payments required on the Company's credit lines and notes payable for each of the five fiscal years subsequent to fiscal 2000 and thereafter are as follows (in 000's):

2001........................................................  $ 71,049
2002........................................................   114,924
2003........................................................     2,013
2004........................................................     2,060
2005........................................................     2,107
Thereafter..................................................    51,042
                                                              --------
                                                              $243,195
                                                              ========

9. SENIOR SUBORDINATED NOTES PAYABLE

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

     The Notes contain certain covenants limiting the Company's ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets. The Company was in compliance with these covenants at June 30, 2000. Additionally, certain asset sales or specific kinds of change of control may require the Company to offer to repurchase the Notes. In connection with the Offering, the Company charged to operations debt issuance costs relating to certain extinguished debt and recognized a $4.3 million extraordinary loss during the year ended June 30, 1999.

                               BOCA RESORTS, INC.

10. PREMIER CLUB REFUNDABLE MEMBERSHIP FEES

     Fully paid initiation fees associated with Premier Club memberships at the Boca Raton Resort and Club executed prior to December 31, 1997 are refundable upon the death of a member or a member's spouse and upon the expiration of the 30-year membership term (subject to renewal at the member's option). The fee is also refundable upon a member's resignation from the Premier Club, but only out of the proceeds of subsequent new members to join the Premier Club following refund of all previously resigned members' fees. If any member paying over time suspends payment, amounts paid to date are forfeited and recognized as income. Amounts forfeited to date have not been material. Premier Club refundable membership fees of approximately $60.4 million and $62.9 million at June 30, 2000 and 1999, respectively, have been reflected as a non-current liability in the Company's Consolidated Balance Sheets.

11. STOCK OPTIONS

     The Company has a stock option plan under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plan are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year over a four-year period on the annual anniversary of the date of grant. A summary of stock option transactions for the three years ended June 30, 2000 is as follows:

                                       NUMBER OF     NUMBER OF                      NUMBER OF
                                         SHARES       OPTIONS        RANGE IN        OPTIONS
                                        RESERVED    OUTSTANDING    OPTION PRICES   EXERCISABLE
                                       ----------   -----------   ---------------  -----------
Balance at June 30, 1997.............     571,858    2,028,142    $10.00 - $27.30          --
Additional shares reserved under
  plan...............................   2,400,000           --                 --
Granted..............................  (1,402,414)   1,402,414    $17.25 - $23.25
Exercised............................          --      (40,614)            $10.00
Forfeited............................      93,748      (93,748)   $10.00 - $26.38
                                       ----------    ---------
Balance at June 30, 1998.............   1,663,192    3,296,194    $10.00 - $27.30     466,422
Granted..............................  (1,293,433)   1,293,433    $ 9.31 - $10.38
Exercised............................          --       (2,000)            $10.00
Forfeited............................     132,743     (132,743)   $10.00 - $26.38
                                       ----------    ---------
Balance at June 30, 1999.............     502,502    4,454,884    $ 9.31 - $27.30   1,247,273
Additional shares reserved under
  plan...............................   2,500,000           --                 --
Granted..............................    (855,000)     855,000    $ 9.50 - $ 9.75
Exercised............................          --       (4,702)            $10.00
Forfeited............................     162,538     (162,538)   $ 9.75 - $27.30
                                       ----------    ---------
Balance at June 30, 2000.............   2,310,040    5,142,644    $ 9.31 - $26.38   2,269,633
                                       ==========    =========

                               BOCA RESORTS, INC.

     The weighted average exercise price and weighted average remaining contractual life of the Company's outstanding options at June 30, 2000 is set forth below.

                                                  WEIGHTED                              (VESTED ONLY)
                                                   AVERAGE     WEIGHTED                   WEIGHTED
                                    NUMBER OF     REMAINING    AVERAGE                     AVERAGE
                                     OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS       EXERCISE
RANGE OF EXERCISE PRICES           OUTSTANDING      LIFE        PRICE     EXERCISABLE       PRICE
------------------------           -----------   -----------   --------   -----------   -------------
$ 9.38 - $10.38..................   2,895,903     8.2 years     $ 9.67       902,901       $ 9.79
$16.63 - $19.19..................   1,284,904     7.5 years      17.39       646,952        17.39
$21.13 - $27.30..................     961,837     6.9 years      25.53       719,780        25.54
                                    ---------                              ---------
                                    5,142,644                              2,269,633
                                    =========                              =========

     The weighted average exercise price of all options at June 30, 2000, 1999 and 1998 was $14.56, $15.53 and $17.93, respectively. Pro forma information relating to net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended June 30:

                                                      2000         1999          1998
                                                   ----------   -----------   -----------
Pro forma net income (loss)(a)...................  $8,390,000   $(2,210,000)  $(4,924,000)
Pro forma net income (loss) per share............  $     0.21   $     (0.06)  $     (0.14)
Pro forma weighted average fair value of options
  granted........................................  $     6.99   $      7.83   $      8.91
Risk free interest rate..........................        6.00%         6.35%         6.35%
Expected lives...................................     6 years       6 years       6 years
Expected volatility..............................          30%           42%           42%

---------------

(a) Substantially all compensation expense included in the pro forma income
    (loss) for the year ended June 30, 2000 and 1999 relates to options with exercise prices higher than the current market price of the Class A Common Stock.

12. COMMITMENTS AND CONTINGENCIES

  Capital Expenditures

     At June 30, 2000, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $7.3 million primarily associated with expansion projects at the Boca Raton Resort and Club and Registry Resort at Pelican Bay.

  Leases

     The Company leases the Bahia Mar resort site from the City of Fort Lauderdale under an operating lease, which has a term through August 31, 2062. Under the lease agreement, the Company is required to pay annual rent equal to the greater of a percentage (4.0% through September 30, 2012 and 4.25% thereafter) of annual gross operating revenue, as defined, or a $300,000 minimum annual rent (escalating after September 2037). Rent expense under this lease totaled $850,000, $785,000 and $775,000 for the years ended June 30, 2000, 1999 and 1998, respectively. The lease agreement also requires the Company to set aside 3% of Bahia Mar's revenue annually, as defined in the lease agreement, for the purchase, replacement and upgrade of furniture, fixtures and equipment. All such restricted funds have been spent on their required purpose through June 30, 2000.

                               BOCA RESORTS, INC.

     Future minimum lease obligations under various noncancellable operating leases with initial terms in excess of one year at June 30, 2000 (including the lease described in the preceding paragraph) are as follows (in 000's):

2001........................................................  $ 2,696
2002........................................................    2,099
2003........................................................    1,216
2004........................................................      451
2005........................................................      302
Thereafter..................................................   17,102
                                                              -------
                                                              $23,866
                                                              =======

     As of June 30, 2000, the Company has two letters of credit, which secure two operating leases. The letters of credit are collateralized by certificates of deposit totaling $500,000, which matured in July 2000 (and were rolled-over) and are included in restricted cash.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements primarily with various player and non-player employees that expire at various dates through June of 2002. The terms of these employment agreements require future payments, excluding bonuses, at June 30, 2000 as follows (in 000's):

2001........................................................  $36,995
2002........................................................   26,428
2003........................................................   15,233
2004........................................................   10,000
                                                              -------
                                                              $88,656
                                                              =======

     Certain minor league player contracts contain provisions for players to be paid a higher salary should they be called up to the NHL. The contractual obligations presented above reflect only the minor league obligations for these players.

       National Car Rental Center ("NCRC")

     In June 1996, the Company entered into a 30-year license agreement (the "Broward License Agreement") for the use of the NCRC. In connection therewith, the NCRC generates revenue from its operations. The Company believes that the revenue generated from the operations of the NCRC will be sufficient to cover its contracted share of the county's annual debt service obligation (the "County Preferred Revenue Allocation"). The Company has provided Broward County a guaranty pursuant to which the Company will be obligated to pay the County Preferred Revenue Allocation. The Broward License Agreement may be extended for additional five-year periods, subject to certain conditions.

     The NCRC provides a variety of revenue streams to the Company, including suite and premium club seat sales, building advertising, parking, concessions, and net revenue generated from other entertainment events held at the arena. Many of these revenue streams are committed to on a multi-year basis. The Company is entitled to retain (1) 95% of all revenue derived from the sale of general seating tickets to the Panthers' home games and 100% of certain other hockey-related advertising and merchandising revenue and (2) the first $14.0 million of net operating income generated by the NCRC, on an annual basis, and 80% of all net operating income in excess of $14.0 million generated by the NCRC, with Broward County receiving the remaining 20%. "Net operating income" is defined as revenue from building naming rights fees, food and beverage concessions, parking, non-hockey-related advertising and all other revenue generated from non-hockey-related

                               BOCA RESORTS, INC.

events offset by certain arena operating and financing costs including the County Preferred Revenue Allocation.

     The Company is obligated to pay rent in the amount of approximately $7,500 per home game played by the Panthers at the NCRC and to pay certain utility and event staffing expenses, but the combined amounts payable by the Panthers under the Broward License Agreement will not exceed 5% of the gross receipts from the sale of general seating tickets to Panthers' home games.

  Litigation

     Decoma entered into a contract with MSEA to operate the Miami Arena through July 8, 2020. In a complaint filed in the Eleventh Judicial Circuit in and for Dade County, Florida on June 17, 1996, subsequently amended on December 5, 1997, Decoma sought, among other relief, a declaration that the contract had been breached by MSEA's improper transfer to the City of Miami of certain tax revenue that MSEA had pledged under the contract for the benefit of the Miami Arena and other limited applications. The MAC and Decoma's obligation to operate the Miami Arena was terminated June 30, 2000 pursuant to a settlement agreement between MSEA and Decoma whereby Decoma was paid a termination fee of $10.5 million. By contract, portions of this termination fee have been allocated to certain vendors and minority partners of Decoma.

     The Company is not involved in any material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to the business. While the results of proceedings which arose in the normal course of business cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, consolidated cash flows or consolidated financial position.

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

                               BOCA RESORTS, INC.

  NHL Collective Bargaining Agreement

     The NHL and the NHL Players' Association entered into the NHL Collective Bargaining Agreement on August 11, 1995, which took retroactive effect as of September 16, 1993. The NHL Collective Bargaining Agreement, as amended, expires in September 2004. The Panthers will be required to provide appropriate security by September 1, 2001 to ensure a $10.0 million payment to the NHL's collective bargaining fund by April 15, 2003. The purpose of the fund is to strengthen the NHL's bargaining position, if necessary, upon the expiration of its current Collective Bargaining Agreement in September 2004. The Panthers' contribution will be returned upon the execution of a new collective bargaining agreement. Management believes the Panthers can obtain sufficient financial resources to fund the $10.0 million by April 15, 2003.

13. LICENSE AND FRANCHISE AGREEMENTS

     Upon the acquisition of the Hyatt Regency Pier 66 Hotel and Marina, the Company assumed the rights of the franchise agreement with Hyatt Franchise Corporation. The franchise agreement expires in November 2014 with various early termination provisions and liquidated damages for early termination. The franchise agreement provides for payments of monthly royalty fees equal to 5.0% of gross room revenue. The franchise agreement also provides for the payment of certain Hyatt "allocable chain expenses" primarily relating to sales and marketing. Aggregate Hyatt fees and expenses amounted to $1.4 million, $1.4 million and $1.3 million for the years ended June 30, 2000, 1999 and 1998, respectively. The franchise agreement also requires maintenance of a customary reserve for replacement of furniture, fixtures and equipment equal to 4.0% of gross room revenue. All such cash has been utilized for its required purpose through June 30, 2000.

     Upon the acquisition of Radisson Bahia Mar Resort and Yachting Center, the Company assumed the rights of a ten-year license agreement with Radisson Hotels International, Inc. ("Radisson"). The terms of the agreement allow the Company to operate the resort using the Radisson system. Annual fees payable to Radisson pursuant to the agreement equal 5.0% of gross room sales. Fees paid to Radisson pursuant to the license agreement totaled $469,000, $436,000 and $422,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

14. RELATED PARTY TRANSACTIONS

     It is the Company's policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those terms that would be available from unaffiliated parties.

     The Company pays a management fee to Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company's Chief Executive Officer and Chairman, H. Wayne Huizenga, equal to 1% of total revenue, excluding all NHL national television revenue, enterprise rights and expansion fees. Pursuant to the agreement, Huizenga Holdings, Inc. provides certain accounting, administrative, financing, tax and legal services to the Company. Such fees totaled approximately $4.1 million, $3.9 million and $2.9 million for the years ended June 30, 2000, 1999 and 1998, respectively, and are reflected in corporate overhead as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     The Company paid Callaghan & Partners, Ltd. $501,000 and $1.0 million for construction and development services during the years ended June 30, 2000 and 1999, respectively. The Company is obligated to pay Callaghan & Partners, Ltd. 1.5% of the budgeted construction and development cost of certain approved projects. As of June 30, 2000, unpaid amounts associated with such approved projects totaled $774,000. Dennis Callaghan, a director of the Company, is President of Callaghan & Partners, Ltd., an entity founded by Mr. Callaghan to acquire, develop, finance, renovate and manage resorts, hotels and residential and commercial properties in the United States and abroad.

                               BOCA RESORTS, INC.

     Mr. Huizenga owned a 50% interest in Leisure Management International, Inc., ("LMI") which managed the Miami Arena under a management agreement with Decoma. See Note 12 -- "Litigation". LMI was sold to an unrelated party in March 2000. Under the management agreement, LMI received from Decoma management fees of approximately $142,000, $150,000 and $137,000 for the years ended June 30, 2000, 1999 and 1998, respectively. The Company also entered into an agreement with LMI to manage the NCRC and incurred management fees of approximately $205,000 and $200,000 for the years ended June 30, 2000 and 1999, respectively.

     The Panthers have a contract with SportsChannel Florida, a Florida limited partnership, 70% of which was owned by Mr. Huizenga until January 2000, when such entity was sold. Under the terms of the existing contract, the Panthers granted local television broadcast and pay television rights, exclusively to SportsChannel Florida. Aggregate payments by SportsChannel Florida totaled $5.5 million ($2.5 million of which was paid before SportsChannel Florida was sold to the unrelated party), $3.1 million and $2.8 million for the years ended June 30, 2000, 1999 and 1998, respectively.

15. OPERATIONS BY BUSINESS SEGMENT

     The Company has two reportable business segments. These business segments have separate management teams and infrastructures that offer different products and services. The leisure and recreation business primarily consists of the ownership and operation of six luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The entertainment and sports business includes the operations of the Panthers and the NCRC. The Company evaluates performance and allocates resources based on operating income
(loss). Operating income is defined as operating profit (loss) prior to interest income, interest expense, other income, income taxes and minority interest. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The following table presents financial information relating to the Company's business segments as of and for the years ended June 30 (in 000's):

                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Revenue:
  Leisure and recreation...........................  $  361,360   $  327,001   $  252,603
  Entertainment and sports.........................      60,187       62,608       40,642
                                                     ----------   ----------   ----------
                                                     $  421,547   $  389,609   $  293,245
                                                     ==========   ==========   ==========
Amortization and depreciation:
  Leisure and recreation...........................  $   34,265   $   28,225   $   17,950
  Entertainment and sports.........................       1,898        2,833        5,168
  Corporate........................................         171          118           37
                                                     ----------   ----------   ----------
                                                     $   36,334   $   31,176   $   23,155
                                                     ==========   ==========   ==========
Operating income (loss):
  Leisure and recreation...........................  $   81,204   $   71,017   $   52,769
  Entertainment and sports.........................      (8,515)      (1,541)     (20,447)
  Corporate........................................     (10,233)      (9,297)      (9,814)
                                                     ----------   ----------   ----------
                                                     $   62,456   $   60,179   $   22,508
                                                     ==========   ==========   ==========
Capital expenditures:
  Leisure and recreation...........................  $   63,048   $   98,413   $   50,292
  Entertainment and sports.........................         362        1,397          530
  Corporate........................................          35          102          384
                                                     ----------   ----------   ----------
                                                     $   63,445   $   99,912   $   51,206
                                                     ==========   ==========   ==========

                               BOCA RESORTS, INC.

                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Assets:
  Leisure and recreation...........................  $1,210,052   $1,188,606   $1,046,074
  Entertainment and sports.........................      73,673       76,757       76,441
  Corporate........................................      14,798       19,541        5,692
                                                     ----------   ----------   ----------
                                                     $1,298,523   $1,284,904   $1,128,207
                                                     ==========   ==========   ==========

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 FIRST      SECOND     THIRD     FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                                --------   --------   --------   -------   --------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue................................  2000   $ 54,098   $114,637   $154,477   $98,335   $421,547
                                         1999   $ 52,459   $105,700   $143,518   $87,932   $389,609
                                         1998   $ 32,949   $ 76,580   $105,752   $77,964   $293,245

Operating income (loss)................  2000   $(17,803)  $ 16,708   $ 48,757   $14,794   $ 62,456
                                         1999   $ (9,585)  $ 20,452   $ 43,255   $ 6,057   $ 60,179
                                         1998   $ (9,246)  $  4,451   $ 22,306   $ 4,997   $ 22,508

Net income (loss)......................  2000   $(31,034)  $  3,532   $ 33,161   $ 7,827   $ 13,486
                                         1999   $(20,046)  $  8,986   $ 26,028   $(9,567)  $  5,401
                                         1998   $(12,157)  $  1,161   $ 13,919   $(1,650)  $  1,273

Basic and diluted net income (loss) per
  share................................  2000   $  (0.76)  $   0.09   $   0.81   $  0.19   $   0.33
                                         1999   $  (0.57)  $   0.26   $   0.70   $ (0.23)  $   0.15
                                         1998   $  (0.38)  $   0.03   $   0.39   $ (0.05)  $   0.04

     The Company's revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. In addition, the Company's entertainment and sports businesses are seasonal. Because of this variability in demand, the Company's quarterly revenue may fluctuate, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although the historical trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

                               BOCA RESORTS, INC.

17. INCOME TAXES

     There is no net current or deferred tax expense for the years ended June 30, 1999 and 1998. The Company reduced its valuation allowance relating to net operating loss carryforwards to offset income in 2000, 1999 and 1998. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income. Management has considered these factors in reaching its conclusion as to the need for a valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accompanying Consolidated Balance Sheets is set forth below (in 000's):

                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Federal and state tax operating loss and general tax
     credit carryforwards...................................  $  1,635   $  4,597
  Deferred revenue and other................................    11,408      6,177
Deferred tax liabilities:
  Book basis in property over tax basis.....................   (45,939)   (42,233)
  Valuation allowance.......................................    (2,747)    (7,398)
                                                              --------   --------
  Net deferred tax (liabilities) assets.....................  $(35,643)  $(38,857)
                                                              ========   ========

     The components of the provision for income taxes for the year ended June 30, 2000 is set forth below (in 000's).

Current:
  Federal...................................................  $ 5,889
  State.....................................................      672
Federal and state deferred benefit..........................   (1,910)
Change in valuation allowance...............................   (4,651)
                                                              -------
Provision for income taxes..................................  $    --
                                                              =======

     A reconciliation between the statutory federal income tax expense and the income tax expense at the Company's effective rate for the period ended June 30, 2000, 1999 and 1998 is set forth below (in 000's).

                                                               2000      1999     1998
                                                              -------   -------   -----
Computed expected income tax expense based on statutory
  federal income tax rate...................................  $ 4,720   $ 1,836   $ 433
State income taxes, net of federal benefit..................      539       484     114
Non-deductible amortization.................................      782       286     507
Non-deductible expenses.....................................      384        --      --
Credit for employer taxes...................................     (703)       --      --
Decrease in valuation allowance.............................   (4,651)   (3,010)   (816)
Other, net..................................................   (1,071)      404    (238)
                                                              -------   -------   -----
Provision for income taxes..................................  $    --   $    --   $  --
                                                              =======   =======   =====

     The Company has no available net operating loss carryforwards to offset future taxable income.

18. EMPLOYEE BENEFITS

     Certain of the Company's employees are participants in a qualified 401(k) Savings and Retirement Plan (the "401(k)"), a defined contribution plan. The 401(k) is available to employees over the age of 21 with at least one year of service who work a minimum of 1,000 hours per year. The Company may match a

                               BOCA RESORTS, INC.

discretionary percentage of the amount contributed by the participant up to a limit of 6% of annual compensation. Employees may contribute up to 10% of their annual compensation. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of plan participation, reaching 100% after five years. The Company did not make any matching contributions during the years ended June 30, 2000, 1999 or 1998.

     The Boca Raton Resort and Club has in place a non-qualified 401(a) Plan (the "Boca Plan") for which substantially all of its employees are eligible to participate. The Boca Plan allows participants to contribute up to 16% of their total compensation. The Company is required to contribute 50% of the first 6% of the employee's earnings.

     The Club's NHL hockey players are covered under the NHL Club Pension Plan and Trust (the "Pension Plan") which is administered by the NHL and represents a multi-employer defined contribution plan. The Club's contributions to the Pension Plan totaled $165,000, $172,000 and $148,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the Company's 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

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

     None.

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

                                          BOCA RESORTS, INC.

                                          By:     /s/ WILLIAM M. PIERCE
                                            ------------------------------------
                                                     William M. Pierce
                                            Senior Vice President, Treasurer and
                                                  Chief Financial Officer

September 28, 2000

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William M. Pierce and Richard L. Handley as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ H. WAYNE HUIZENGA                  Chairman of the Board         September 28, 2000
-----------------------------------------------------    (Principal Executive
                  H. Wayne Huizenga                      Officer)

                /s/ RICHARD C. ROCHON                  Vice Chairman and President   September 28, 2000
-----------------------------------------------------
                  Richard C. Rochon

                /s/ WILLIAM M. PIERCE                  Chief Financial Officer,      September 28, 2000
-----------------------------------------------------    Treasurer and Senior Vice
                  William M. Pierce                      President
                                                         (Principal Financial
                                                         Officer)

                /s/ STEVEN M. DAURIA                   Vice President and Corporate  September 28, 2000
-----------------------------------------------------    Controller (Principal
                  Steven M. Dauria                       Accounting Officer)

                /s/ STEVEN R. BERRARD                  Director                      September 28, 2000
-----------------------------------------------------
                  Steven R. Berrard

               /s/ DENNIS J. CALLAGHAN                 Director                      September 28, 2000
-----------------------------------------------------
                 Dennis J. Callaghan

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                  /s/ EZZAT COUTRY                     Director                      September 28, 2000
-----------------------------------------------------
                    Ezzat Coutry

                 /s/ MICHAEL S. EGAN                   Director                      September 28, 2000
-----------------------------------------------------
                   Michael S. Egan

                /s/ HARRIS W. HUDSON                   Director                      September 28, 2000
-----------------------------------------------------
                  Harris W. Hudson

             /s/ GEORGE D. JOHNSON, JR.                Director                      September 28, 2000
-----------------------------------------------------
               George D. Johnson, Jr.

                  /s/ HENRY LATIMER                    Director                      September 28, 2000
-----------------------------------------------------
                    Henry Latimer

                                 EXHIBIT INDEX

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
  2.1      --   Exchange Agreement dated October 25, 1996 by and between the
                Company and H. Wayne Huizenga.(1)
  2.3      --   Partnership Exchange Agreement dated October 25, 1996 by and between Florida Panthers Hockey Club, Ltd. and H. Wayne
                Huizenga.(1)
  2.9      --   Amended and Restated Contribution and Exchange Agreement,
                dated as of March 20, 1997, by and among Florida Panthers
                Holdings, Inc., Panthers BRHC Limited, Boca Raton Hotel and
                Club Limited Partnership, BRMC, L.P. and BRMC
                Corporation.(3)
  2.10     --   Merger Agreement, dated July 8, 1997, by and among the
                Company, FPH/RHI Merger Corp., Inc., ResortHill, Inc. and
                Gary V. Chensoff.(4)
  2.11     --   Agreement and Plan of Merger dated as of November 17, 1997 by Boca Resorts, Inc. (formerly Florida Panthers Holdings,
                Inc.), a Delaware corporation.(3)
  2.12     --   Contribution and Exchange Agreement dated as of December 19,
                1997, by and among Boca Resorts, Inc. (formerly Florida
                Panthers Holdings, Inc.), Wright-Bilt Corp., Biltmore Hotel
                Partners, AZB Limited Partnership, W&S Realty Investment
                Group, L.L.C., Samuel Grossman, Charles Carlisle, W. Matthew
                Crow, AZ Biltmore Hotel Limited Partnership, Southwest
                Associates, El Camino Associates and the Crow Irrevocable
                Trust.(5)
  4.1      --   Amended and Restated Loan Agreement, dated June 25, 1997,
                among Panthers BRHC Limited, the banks listed on the
                signature page thereto and the Bank of Nova Scotia.(4)
 10.1      --   Broward County Arena License Agreement, dated as of June 4,
                1996, by and between Florida Panthers Hockey Club, Ltd.,
                Arena Operating Company, Ltd., and Broward County, Florida.
                (1)
 10.2      --   Broward County Arena Operating Agreement, dated as of June
                4, 1996, by and between Arena Operating Company, Ltd. and
                Broward County, Florida.(1)
 10.3      --   Amendment and Clarification to Operating Agreement and
                License Agreement, dated as of June 4, 1996, by and between
                Florida Panthers Hockey Club, Ltd., Arena Operating Company,
                Ltd. and Broward County, Florida.(1)
 10.4      --   Broward County Arena Development Agreement, dated as of June
                4, 1996, by and between Arena Development Company, Ltd. and
                Broward County, Florida.(1)
 10.5      --   Employment Agreement by and between William A. Torrey and
                the Company.(1)
 10.6      --   Management Agreement by and between the Company and Huizenga
                Holdings, Inc.(1)
 10.10     --   Second Amended and Restated 1996 Stock Option Plan.(9)
 10.11     --   Concession Agreement, dated as of April 4, 1995, as amended, by and between City of Coral Springs, Florida and Can Am
                Investment Group, Inc.(2)
 10.12     --   Assignment of Concession Agreement, dated as of January 31,
                1997, by and between Coral Springs Ice, Ltd. and Florida
                Panthers Holdings, Inc.(2)
 10.15     --   Indenture dated April 21, 1999 between Boca Resorts, Inc.
                (formerly Florida Panthers Holdings, Inc.), The Guarantors and The Bank of New York as Trustee.(7)
 10.16     --   Credit Agreement dated April 21, 1999 between Florida
                Panthers Hotel Corporation, the Initial Lenders named
                therein, Bear, Stearns & Co. Inc. as Syndication Agent and
                Bankers Trust Company as Administrative Agent.(7)
 21.1      --   Subsidiaries of the Company.(8)
 23.1      --   Consent of Arthur Andersen LLP.
 24.1      --   Powers of Attorney (included as part of the signature page of this Annual Report on Form 10-K.
 27.1      --   2000 Financial Data Schedule. (for SEC use only)

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 -- SEC File No. 333-12191.

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 18, 1997 -- SEC File No. 0-21435.
(3) Incorporated by reference to the Company's Registration Statement on Form S-4 -- SEC File 333-28951.
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 -- SEC File No. 333-30925.
(5) Incorporated by reference to the Company's Current Report on Form 8-K Filed on March 5, 1998, as amended by the Company's Current Report on Form 8-K/A filed on May 15, 1998 -- SEC File No. 1-13173.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 -- SEC File No. 1-13173.
(7) Incorporated by reference to the Company's Registration Statement on Form S-4 -- SEC File No. 333-77945.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K For the Fiscal Year Ended June 30, 1998 -- SEC File No. 1-13173.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 -- SEC File No. 333-92227.