Form 10-Q
period 2000-09-30
BOCA RESORTS INC
filed 2000-11-14
CIK 1020905

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 2000, there were 40,606,072 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BOCA RESORTS, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  2000           2000
                                                              -------------   ----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $   13,269     $   19,395
  Restricted cash...........................................       37,975         24,775
  Accounts receivable, net..................................       25,951         30,290
  Inventory.................................................        8,571          8,312
  Current portion of Premier Club notes receivable..........        4,308          4,001
  Other current assets......................................        7,273          5,911
                                                               ----------     ----------
          Total current assets..............................       97,347         92,684
Property and equipment, net.................................    1,068,549      1,062,642
Intangible assets, net......................................      108,770        109,516
Long-term portion of Premier Club notes receivable, net.....        7,454          7,487
Other assets................................................       28,075         26,194
                                                               ----------     ----------
          Total assets......................................   $1,310,195     $1,298,523
                                                               ==========     ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $   61,229     $   56,959
  Current portion of deferred revenue.......................       67,982         26,233
  Current portion of credit lines and notes payable.........      129,876         71,049
  Other current liabilities.................................        7,659          4,873
                                                               ----------     ----------
          Total current liabilities.........................      266,746        159,114
Credit lines and notes payable..............................      102,194        172,146
Premier Club refundable membership fees.....................       59,818         60,374
Deferred revenue, net of current portion....................       29,641         28,074
Other non-current liabilities...............................        1,543            978
Deferred income taxes payable...............................       35,918         35,643
Senior subordinated notes payable...........................      340,000        340,000
Commitments and contingencies
Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 40,606,072 shares issued and outstanding
     at September 30, 2000 and June 30, 2000................          406            406
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     September 30, 2000 and June 30, 2000...................            3              3
  Contributed capital.......................................      484,574        484,849
  Retained earnings (accumulated deficit)...................      (10,648)        16,936
                                                               ----------     ----------
          Total shareholders' equity........................      474,335        502,194
                                                               ----------     ----------
          Total liabilities and shareholders' equity........   $1,310,195     $1,298,523
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999
                                                              --------   --------
Revenue:
  Leisure and recreation....................................  $ 59,585   $ 51,417
  Entertainment and sports..................................     2,403      2,681
                                                              --------   --------
          Total revenue.....................................    61,988     54,098
Operating expenses:
  Cost of leisure and recreation services...................    32,919     29,717
  Cost of entertainment and sports services.................     4,645      7,528
  Selling, general and administrative expenses..............    26,574     26,238
  Amortization and depreciation                                 10,015      8,418
                                                              --------   --------
          Total operating expenses                              74,153     71,901
                                                              --------   --------
Operating loss..............................................   (12,165)   (17,803)
Interest and other income...................................       364        427
Interest and other expense..................................   (15,783)   (13,722)
Minority interest...........................................        --         64
                                                              --------   --------
Net loss....................................................  $(27,584)  $(31,034)
                                                              ========   ========
Net loss per share - basic and diluted                        $  (0.68)  $  (0.76)
                                                              ========   ========
Shares used in computing net loss per share -- basic and
  diluted...................................................    40,861     40,861
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
Operating activities:
  Net loss..................................................  $(27,584)  $(31,034)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Amortization and depreciation..........................    10,015      8,418
     Income applicable to minority interest.................        --        (64)
     Imputed interest on indebtedness with no stated rate...       240        612
  Changes in operating assets and liabilities:
     Accounts receivable....................................     4,339       (566)
     Other assets...........................................    (3,826)    (3,268)
     Accounts payable and accrued expenses..................     6,771     14,903
     Deferred revenue and other liabilities.................    46,110     43,590
                                                              --------   --------
          Net cash provided by operating activities.........    36,065     32,591
                                                              --------   --------
Investing activities:
  Amounts paid in connection with the acquisition of the
     Arizona Biltmore Hotel.................................        --     (4,018)
  Capital expenditures......................................   (15,126)   (20,776)
  Change in restricted cash.................................   (13,200)    (1,979)
                                                              --------   --------
          Net cash used in investing activities.............   (28,326)   (26,773)
                                                              --------   --------
Financing activities:
  Proceeds from borrowing under credit lines................    25,499      4,031
  Payments on notes payable and credit lines................   (36,864)   (10,149)
  Proceeds from exercise of stock options...................        --         47
  Increase in (distribution to) minority interests..........    (2,500)        76
  Other.....................................................        --         13
                                                              --------   --------
          Net cash used in financing activities.............   (13,865)    (5,982)
                                                              --------   --------
          Decrease in cash and cash equivalents.............    (6,126)      (164)
Cash and cash equivalents, at beginning of period...........    19,395     10,222
                                                              --------   --------
Cash and cash equivalents, at end of period.................  $ 13,269   $ 10,058
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

     In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 2000 is not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2. NATURE OF OPERATIONS

     The Company is an owner and operator of leisure and recreation businesses and entertainment/sports businesses. The leisure and recreation business primarily consists of the ownership and operation of six luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company's resorts include: the Boca Raton Resort and Club (Boca Raton, Florida), the Arizona Biltmore Resort and Spa (Phoenix, Arizona), the Registry Resort at Pelican Bay (Naples, Florida), the Edgewater Beach Hotel (Naples, Florida), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale, Florida), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale, Florida). The Company also owns and operates two championship golf courses named Grande Oaks Golf Club (Davie, Florida) and Naples Grande Golf Club (Naples, Florida).

     The entertainment and sports business primarily includes the operations of the Florida Panthers Hockey Club (the "Panthers"), a National Hockey League ("NHL") franchise and related arena management operations. The Panthers generate revenue through the sale of tickets to Panthers' home games, the licensing of local market television, cable network, and radio rights, from distributions under revenue-sharing arrangements with the NHL covering national broadcasting contracts, as well as other ancillary sources including expansion franchise fees. In addition, the Company generates revenue through its participation in the net operating income of the National Car Rental Center (a multi-purpose entertainment and sports complex), where the Panthers play their home games.

3. EARNINGS (LOSS) PER COMMON SHARE

     Financial Accounting Standards No. 128, "Earnings Per Share" supersedes APB No. 15 and replaces primary and fully diluted earnings (loss) per share with a dual presentation of basic and diluted earnings (loss) per share. Basic earnings
(loss) per share equals net income (loss) divided by the number of weighted average common shares outstanding. Diluted earnings (loss) per share includes the effects of common stock equivalents to the extent they are dilutive. Stock options were antidilutive during the three-month periods presented.

4. INCOME TAXES

     No benefit for income taxes was recorded for the periods presented due to an offsetting increase in the Company's valuation allowance which totaled $11.0 million and $12.4 million for the three months ended September 30, 2000 and 1999, respectively. Realization of the future tax benefits relating to deferred tax assets is dependent on many factors. Management has considered these factors in reaching its conclusion as to the need for a valuation allowance for financial reporting purposes.

                               BOCA RESORTS, INC.

5. FINANCIAL INSTRUMENT

     The Company has entered into an interest rate swap agreement to hedge the effects of changes in interest rates on certain indebtedness. The fair value of the interest rate swap agreement was nominal at June 30, 2000 and September 30, 2000 and represented the spread between the interest rate the Company pays and the interest rate the Company will receive over the remaining life of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may not contain all the information that is important to you. This section should be read together with the Annual Report on Form 10-K because the Form 10-K provides substantially greater detail.

RESULTS OF OPERATIONS

BUSINESS SEGMENT INFORMATION

     The accompanying table outlines business segment operating data for the three months ended September 30 (in 000's).

                                                                2000       1999
                                                              --------   --------
Revenue:
  Leisure and recreation....................................  $ 59,585   $ 51,417
  Entertainment and sports..................................     2,403      2,681
                                                              --------   --------
          Total revenue.....................................    61,988     54,098
Operating expenses:
  Cost of services:
     Cost of leisure and recreation services................    32,919     29,717
     Cost of entertainment and sports services..............     4,645      7,528
  Selling, general and administrative expenses:
     Leisure and recreation.................................    22,618     20,335
     Entertainment and sports...............................     2,042      2,499
     Corporate..............................................     1,914      3,404
  Amortization and depreciation:
     Leisure and recreation.................................     9,558      7,901
     Entertainment and sports...............................        75        479
     Corporate..............................................       382         38
                                                              --------   --------
          Total operating expenses..........................    74,153     71,901
                                                              --------   --------
  Operating loss:
     Leisure and recreation.................................    (5,510)    (6,536)
     Entertainment and sports...............................    (4,359)    (7,825)
     Corporate..............................................    (2,296)    (3,442)
                                                              --------   --------
          Total operating loss..............................   (12,165)   (17,803)
Interest and other income...................................       364        427
Interest and other expense..................................   (15,783)   (13,722)
Minority interest...........................................        --         64
                                                              --------   --------
Net loss....................................................  $(27,584)  $(31,034)
                                                              ========   ========
EBITDA (loss):
     Leisure and recreation.................................  $  4,289   $  1,707
     Entertainment and sports...............................    (4,210)    (7,310)
     Corporate..............................................    (1,865)    (3,355)
                                                              --------   --------
          Total.............................................  $ (1,786)  $ (8,958)
                                                              ========   ========
Adjusted EBITDA (loss):
     Leisure and recreation.................................  $  6,879   $  3,598
     Entertainment and sports...............................    (4,210)    (7,310)
     Corporate..............................................    (1,865)    (3,355)
                                                              --------   --------
          Total.............................................  $    804   $ (7,067)
                                                              ========   ========

SEASONALITY

     The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its gross revenue and net earnings (loss). Peak season at the resorts extends from January through April while the regular hockey season for the Panthers commences in October and ends in April.

BUSINESS PHILOSOPHY

     The Company's current business strategy is to focus on expanding the leisure and recreation business. However, management continuously evaluates ownership, acquisition and divestiture alternatives relating to its two business segments with the intention of maximizing shareholder value.

CONSOLIDATED RESULTS OF OPERATIONS

     Net loss totaled $27.6 million and $31.0 million during the three months ended September 30, 2000 and 1999, respectively. The decrease in the net loss during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was primarily due to an increase in leisure and recreation revenue and gross margins, partially offset by higher depreciation expense and interest and other expense. In addition, the prior year three month period included the buyout of certain Panther players' contracts totaling $3.2 million and the recognition of certain non-recurring legal fees. Additional information relating to the operating results for each business segment is set forth below.

LEISURE AND RECREATION

     Select operating data for the Company's leisure and recreation business for the three months ended September 30 is set forth below (in 000's except operating statistics):

                                                                                    %
                                                            2000       1999      INCREASE
                                                          --------   --------   ----------
Revenue:
  Room revenue..........................................  $ 22,595   $ 19,901       14%
  Non-room related revenue..............................    36,990     31,516       17%
                                                          --------   --------
          Total leisure and recreation revenue..........  $ 59,585   $ 51,417       16%
Operating Statistics:
Available room nights...................................   272,748    263,610        3%
Average daily rate......................................  $ 134.68   $ 125.77        7%
Occupancy...............................................      61.5%      60.0%       3%
Room revenue per available room.........................  $  82.84   $  75.50       10%
Total leisure and recreation revenue per available
  room..................................................  $ 218.46   $ 195.05       12%

  Revenue

     The leisure and recreation business generates a diversified stream of revenue, which totaled $59.6 million and $51.4 million for the three months ended September 30, 2000 and 1999, respectively. Over 60% of leisure and recreation revenue for each period presented was derived from non-room sources such as food and beverage sales, yachting and marina revenue, golf revenue, club memberships fees, retail sales and other resort amenities. In addition, over 67% of the increase in leisure and recreation revenue during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was the result of an increase in non-room related revenue primarily from food and beverage sales and golf revenue. As shown above, the resort portfolio also yielded increases in the average daily room rate ("ADR") and occupancy, along with an increase to total available rooms following the completion of a 120 guestroom addition at the Arizona Biltmore Resort and Spa in September 1999. Furthermore, higher spending group business increased substantially during the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

  Operating Expenses

     Cost of leisure and recreation services totaled $32.9 million or 55% of revenue during the three months ended September 30, 2000, compared to $29.7 million or 58% of revenue during the three months ended September 30, 1999. Cost of services as a percent of revenue declined during the three months ended September 30, 2000 primarily because of certain efficiencies relating to direct labor costs. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

     Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $22.6 million or 38% of revenue during three months ended September 30, 2000, compared to $20.3 million or 40% of revenue during the three months ended September 30, 1999. S,G&A, as a percent of revenue, improved during the three months ended September 30, 2000 primarily because many fixed expenses, including administrative costs, energy and property costs, were constant in dollar amount despite the increase in revenue. In addition to the expenses previously mentioned, S,G&A of the leisure and recreation business includes, among other items, real estate taxes, insurance, franchise agreement fees and other administrative expenses.

     Amortization and depreciation expense for the leisure and recreation business was $9.6 million and $7.9 million during the three months ended September 30, 2000 and 1999, respectively. The increase during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was primarily due to the completion of several capital projects resulting in additional depreciation expense.

  Operating Loss

     Operating loss for the leisure and recreation business totaled $5.5 million and $6.5 million during the three months ended September 30, 2000 and 1999, respectively. The decrease in the operating loss during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was primarily the result of an increase in revenue and gross margins, partially offset by additional depreciation expense associated with recently completed capital projects.

ENTERTAINMENT AND SPORTS

     The primary component of the entertainment and sports business is the Panthers and related arena operations. Revenue and direct expenses associated with the team are primarily recorded over the regular hockey season, which commences in October. Operating losses during the three months ended September 30, 2000 and 1999 were $4.4 million and $7.8 million, respectively. The decrease in operating loss during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was primarily because the prior year three month period included the buyout of certain Panther players' contracts during the off season totaling $3.2 million.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses totaled $1.9 million and $3.4 million during the three months ended September 30, 2000 and 1999, respectively. Corporate general and administrative expenses decreased because certain non-recurring legal fees were incurred during the three months ended September 30, 1999.

INTEREST AND OTHER INCOME

     Interest and other income totaled $364,000 and $427,000 for the three months ended September 30, 2000 and 1999, respectively, and includes interest earned on cash and cash equivalents.

INTEREST AND OTHER EXPENSE

     Interest and other expense totaled $15.8 million and $13.7 million during the three months ended September 30, 2000 and 1999, respectively. The increase in interest and other expense occurred in large part because no interest was capitalized during the three months ended September 30, 2000 because many capital projects got underway late in the quarter while interest expense was reduced for capitalized interest during the three months ended September 30, 1999. See "Net Cash Used in Investing Activities -- Capital Expenditures". Additionally, the Company's average cost of borrowing was 10.1% and 10.2% during the three months ended September 30, 2000 and 1999, respectively. The Company's average outstanding indebtedness was $579 million and $577 million during the three months ended September 30, 2000 and 1999, respectively.

MINORITY INTEREST

     Minority interest during the three months ended September 30, 1999 represents minority shareholders' proportionate share of the equity in Decoma Miami Associates Ltd. ("Decoma"), the entity that managed the operations of the Miami Arena through June 30, 2000. Decoma had a contract (the "MAC") with the Miami Sports and Exhibition Authority ("MSEA"), an agency of the City of Miami, to operate the Miami Arena. No minority interest was recorded during the three months ended September 30, 2000 because the MAC was terminated June 30, 2000 pursuant to a settlement agreement between MSEA and Decoma.

EBITDA

     EBITDA represents earnings (loss) before interest expense, income taxes, depreciation, amortization and minority interest. EBITDA loss totaled $1.8 million and $9.0 million during the three months ended September 30, 2000 and 1999, respectively. The improvement in EBITDA loss during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was primarily due to an increase in leisure and recreation revenue and gross margins. In addition, the prior year three month period included the buyout of certain Panther players' contracts totaling $3.2 million and the recognition of certain non-recurring legal fees. EBITDA (loss) and Adjusted EBITDA (loss) (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA
(loss) nor Adjusted EBITDA (loss) is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (loss) (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA
(loss) as presented may not be comparable to other similarly titled measures of other companies.

ADJUSTED EBITDA

     Adjusted EBITDA represents EBITDA (loss) plus the amount of net membership fees deferred during the period. The net membership fees deferred during the period represents the quarterly change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort and Club and Naples Grande and the Grande Oaks Golf Club. Adjusted EBITDA totaled $804,000 for the three months ended September 30, 2000 compared to an Adjusted EBITDA loss of $7.1 million during the three months ended September 30, 1999. The increase in Adjusted EBITDA during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was attributable to the factors discussed in the preceding paragraph, together with higher Premier Club sales during the three months ended September 30, 2000 due to increased Premier Club sales at the Boca Raton Resort and Club and the addition of the Naples Grande Premier Club.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased to $13.3 million at September 30, 2000, from $19.4 million at June 30, 2000. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $36.1 million and $32.6 million during the three months ended September 30, 2000 and 1999, respectively. The increase in cash flow from operations from

September 30, 1999 to September 30, 2000 was primarily the result of receiving more cash from the leisure and recreation business due to higher revenue, Premier Club membership sales and improved gross margins.

  Net Cash Used in Investing Activities

     Net cash used in investing activities amounted to $28.3 million and $26.8 million during the three months ended September 30, 2000 and 1999, respectively.

     Capital expenditures totaled $15.1 million during the three months ended September 30, 2000 compared to $20.8 million during the three months ended September 30, 1999. During the three months ended September 30, 2000, capital spending at the Boca Raton Resort and Club commenced late in the quarter on new projects including an eight-story marina wing complex consisting of 112 water-view luxury guestrooms, a 40,000 square foot spa complex, a golf clubhouse and marina slips, as well as projects at the Registry Resort at Pelican Bay including enhancements to the beach facility and boardwalk and a new pool/aquatic center. In addition, capital expenditures include the completion of a new Tuscan style restaurant and retail pavilion which opened in November 2000 at the Boca Raton Resort and Club.

     During the three months ended September 30, 1999, capital spending primarily related to the construction of a guest parking facility and commencement of a luxury guestroom renovation at the Boca Raton Resort and Club, golf related improvements at Naples Grande golf course and the acquisition of commercial property located near the Company's Fort Lauderdale resorts.

     Restricted cash increased $13.2 million during the three months ended September 30, 2000 compared to an increase of $2.0 million during the three months ended September 30, 1999. Approximately $5.1 million of the increase related to restricted cash at the Boca Raton Resort and Club during the three months ended September 30, 2000. Beginning in February 2000, funds previously restricted became potentially available for distribution on a monthly basis pursuant to terms of an amended loan and security agreement for the Boca Raton Resort and Club. While no cash was released pursuant to the amended loan and security agreement during the three months ended September 30, 2000, management expects that restricted cash associated with the Boca Raton Resort and Club will decrease over the remainder of the fiscal year. Under covenants to the loan agreement for the Boca Raton Resort and Club as well as a loan secured by the Arizona Biltmore Resort and Spa, the Company is required to deposit certain amounts into reserve accounts which are accumulated and restricted to support future debt service, furniture, fixture and equipment replacement and real estate tax payments. The remaining increase in restricted cash during the three months ended September 30, 2000 relates to the operation of the NCRC which after maintaining the required operating reserves, as defined, could be released to the Company on a quarterly basis.

     During the three months ended September 30, 1999, the $2.0 million increase in restricted cash relates to the operation of the National Car Rental Center, partially offset by a release of restricted cash at the Boca Raton Resort and Club for facility development.

  Cash Used In Financing Activities

     Net cash used in financing activities amounted to $13.9 million and $6.0 million during the three months ended September 30, 2000 and 1999, respectively. Cash flows for each period primarily represent borrowings under credit facilities, net of the repayment of indebtedness. In addition, during the three months ended September 30, 2000, $2.5 million was paid to a former minority interest holder in Decoma which represents a partial payment for their share of a termination fee. See "Results of Operations - Minority Interest".

  Capital Resources

     The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include revenue from (1) room rentals, food and beverage sales, retail sales, golf revenue, tennis revenue, marina and conference services at the resorts, (2) Premier Club memberships and (3) ticket sale, broadcasting rights, sponsorship revenue, arena operations and other revenue derived from ownership of the Panthers. The primary external sources of liquidity over the last two years has been the issuance of debt securities and borrowing under term loans and credit lines.

     As of September 30, 2000, the Company had aggregate availability of $102.4 million under its credit line, which matures in April 2002. As a result of this availability and expected cash from operations, management believes the Company has sufficient funds to continue its planned capital expenditures and support on-going operations, including meeting debt service obligations as they come due.

FINANCIAL CONDITION

     Significant changes in balance sheet data from June 30, 2000 to September 30, 2000 are discussed below.

  Restricted Cash

     Restricted cash increased to $38.0 million at September 30, 2000, from $24.8 million at June 30, 2000. See discussion of restricted cash under "Cash Used in Investing Activities".

  Accounts Receivable

     Accounts receivable decreased to $26.0 million at September 30, 2000, from $30.3 million at June 30, 2000. The decrease is representative of the seasonally slow summer for each of the Company's businesses.

  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses increased to $61.2 million at September 30, 2000, from $57.0 million at June 30, 2000. The Company's trade payables tend to increase as the Company moves closer to peak operating season for its businesses.

  Current Portion of Deferred Revenue

     Current portion of deferred revenue increased to $68.0 million at September 30, 2000, from $26.2 million at June 30, 2000. Approximately $27.1 million of the increase relates to deposits for Panther ticket sales and suite and sponsorship revenue at the National Car Rental Center. Additionally, approximately $9.9 million of the increase related to advance deposits for customer stays and receipts of membership fees and annual dues of the Premier Club at the Boca Raton Resort and Club. The membership fees are recognized as revenue over the estimated life of the membership. The annual dues will be recognized as revenue ratably over the membership year, which commenced on October 1.

  Working Capital

     Current liabilities exceeded current assets by $169.4 million and $66.4 million at September 30, 2000 and June 30, 2000, respectively. The increase in the working capital deficit is primarily because $100.3 million outstanding under a mortgage note payable secured by the Boca Raton Resort and Club matures in August 2001 and therefore shifted from long-term portion of notes payable at June 30, 2000 to current portion of notes payable at September 30, 2000.

     Management believes it can refinance the indebtedness secured by the Boca Raton Resort and Club and convert it into to a long-term obligation. In addition, the Company has liquidity to settle a substantial portion of its current obligations as it maintains a long-term revolving credit line that represents an additional and immediate potential source of liquidity. See "Capital Resources". If the Company's plans or assumptions change or if the Company experiences unanticipated costs or competitive pressures, it may need to seek additional capital. Management believes the Company can obtain additional capital by selling debt (provided certain incurrence tests are met pursuant to existing debt agreements) or equity securities and/or by borrowing money, although no assurances can be provided that it will be able to do so.

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

     These risk factors include, among others, the Company's ability to obtain financing on acceptable terms to meet operating expenses and finance its growth, risks associated with construction and development at its resort properties, competition in the Company's principal businesses, the Company's ability to integrate and successfully operate acquired businesses and the risks associated with these businesses, the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations, the Company's dependence on key personnel and the Company's ability to properly assess and capitalize on future business opportunities.

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

                                          BOCA RESORTS, INC.
Date: November 14, 2000
                                          By:     /s/ WILLIAM M. PIERCE
                                            ------------------------------------
                                            William M. Pierce
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

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