Form 10-Q
period 2000-12-31
BOCA RESORTS INC
filed 2001-02-14
CIK 1020905

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

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 7, 2001, there were 40,628,785 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BOCA RESORTS, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2000
                                                              ------------   ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $  207,695    $   19,395
  Restricted cash...........................................       32,970        24,775
  Accounts receivable, net..................................       28,020        30,290
  Inventory.................................................        8,013         8,312
  Current portion of Premier Club notes receivable..........        4,152         4,001
  Other current assets......................................        8,414         5,911
                                                               ----------    ----------
          Total current assets..............................      289,264        92,684
Property and equipment, net.................................      791,339     1,062,642
Intangible assets, net......................................       60,297       109,516
Long-term portion of Premier Club notes receivable, net.....        7,234         7,487
Other assets................................................       26,868        26,194
                                                               ----------    ----------
          Total assets......................................   $1,175,002    $1,298,523
                                                               ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $   47,218    $   56,959
  Current portion of deferred revenue.......................       47,419        26,233
  Current portion of credit lines and notes payable.........      126,831        71,049
  Other current liabilities.................................        8,315         4,873
                                                               ----------    ----------
          Total current liabilities.........................      229,783       159,114
Credit lines and notes payable..............................          434       172,146
Premier Club refundable membership fees.....................       58,778        60,374
Deferred revenue, net of current portion....................       32,194        28,074
Other non-current liabilities...............................        1,982           978
Deferred income taxes payable...............................       36,239        35,643
Senior subordinated notes payable...........................      340,000       340,000
Commitments and contingencies
Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 40,620,627 and 40,606,072 shares issued
     and outstanding at December 31, 2000 and June 30, 2000,
     respectively...........................................          406           406
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     December 31, 2000 and June 30, 2000....................            3             3
  Contributed capital.......................................      484,398       484,849
  Retained earnings (accumulated deficit)...................       (9,215)       16,936
                                                               ----------    ----------
          Total shareholders' equity........................      475,592       502,194
                                                               ----------    ----------
          Total liabilities and shareholders' equity........   $1,175,002    $1,298,523
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999
                                                              --------   --------
Revenue:
  Leisure and recreation....................................  $ 95,545   $ 91,478
  Entertainment and sports..................................    23,506     23,159
                                                              --------   --------
          Total revenue.....................................   119,051    114,637
Operating expenses:
  Cost of leisure and recreation services...................    41,699     40,912
  Cost of entertainment and sports services.................    24,556     20,841
  Selling, general and administrative expenses..............    28,360     27,479
  Amortization and depreciation.............................    10,039      8,697
                                                              --------   --------
          Total operating expenses..........................   104,654     97,929
                                                              --------   --------
Operating income............................................    14,397     16,708
Interest and other income...................................     1,396        499
Interest and other expense..................................   (14,360)   (13,661)
Minority interest...........................................        --        (13)
                                                              --------   --------
Net income..................................................  $  1,433   $  3,533
                                                              ========   ========
Net income per share -- basic and diluted...................  $   0.03   $   0.09
                                                              ========   ========
Shares used in computing net income per share -- basic......    40,869     40,861
                                                              ========   ========
Shares used in computing net income per share -- diluted....    41,861     40,876
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999
                                                              --------   --------
Revenue:
  Leisure and recreation....................................  $155,130   $142,896
  Entertainment and sports..................................    25,909     25,840
                                                              --------   --------
          Total revenue.....................................   181,039    168,736
Operating expenses:
  Cost of leisure and recreation services...................    74,618     70,629
  Cost of entertainment and sports services.................    29,201     28,368
  Selling, general and administrative expenses..............    54,934     53,711
  Amortization and depreciation.............................    20,054     17,114
                                                              --------   --------
          Total operating expenses..........................   178,807    169,822
                                                              --------   --------
Operating income (loss).....................................     2,232     (1,086)
Interest and other income...................................     1,760        917
Interest and other expense..................................   (30,143)   (27,383)
Minority interest...........................................        --         51
                                                              --------   --------
Net loss....................................................  $(26,151)  $(27,501)
                                                              ========   ========
Net loss per share -- basic and diluted.....................  $  (0.64)  $  (0.67)
                                                              ========   ========
Shares used in computing net loss per share -- basic and
  diluted...................................................    40,869     40,861
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                2000        1999
                                                              ---------   --------
Operating activities:
  Net loss..................................................  $ (26,151)  $(27,501)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Amortization and depreciation..........................     20,054     17,114
     Income applicable to minority interest.................         --        (51)
     Imputed interest on indebtedness with no stated rate...        490      1,120
  Changes in operating assets and liabilities:
     Accounts receivable....................................     (6,343)   (10,259)
     Other assets...........................................     (4,691)        26
     Accounts payable and accrued expenses..................       (335)     1,146
     Deferred revenue and other liabilities.................     32,796     25,018
                                                              ---------   --------
          Net cash provided by operating activities.........     15,820      6,613
                                                              ---------   --------
Investing activities:
  Net proceeds from the sale of the Arizona Biltmore........    279,925         --
  Amounts paid in connection with the acquisition of the
     Arizona Biltmore.......................................         --     (4,018)
  Capital expenditures......................................    (36,637)   (41,489)
  Change in restricted cash.................................    (11,456)    17,850
                                                              ---------   --------
          Net cash provided by (used in) investing
           activities.......................................    231,832    (27,657)
                                                              ---------   --------
Financing activities:
  Proceeds from borrowing under credit lines................     38,430     27,137
  Payments on notes payable and credit lines................    (95,427)   (11,753)
  Proceeds from exercise of stock options...................        145         47
  Increase in (distribution to) minority interests..........     (2,500)        71
  Other.....................................................         --         (8)
                                                              ---------   --------
          Net cash provided by (used in) financing
           activities.......................................    (59,352)    15,494
                                                              ---------   --------
          Increase (decrease) in cash and cash
           equivalents......................................    188,300     (5,550)
Cash and cash equivalents, at beginning of period...........     19,395     10,222
                                                              ---------   --------
Cash and cash equivalents, at end of period.................  $ 207,695   $  4,672
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

     In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2. NATURE OF OPERATIONS

     The Company is an owner and operator of leisure and recreation businesses and entertainment/sports businesses. The leisure and recreation business primarily consists of the ownership and operation of five luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company's resorts include: the Boca Raton Resort and Club (Boca Raton, Florida), the Registry Resort at Pelican Bay (Naples, Florida), the Edgewater Beach Hotel (Naples, Florida), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale, Florida), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale, Florida). The Company also owns and operates two championship golf courses named Grande Oaks Golf Club (Davie, Florida) and Naples Grande Golf Club (Naples, Florida).

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

3. EARNINGS (LOSS) PER COMMON SHARE

     Financial Accounting Standards No. 128, "Earnings Per Share" supersedes APB No. 15 and replaces primary and fully diluted earnings (loss) per share with a dual presentation of basic and diluted earnings (loss) per share. Basic earnings
(loss) per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings (loss) per share includes the effects of common stock equivalents to the extent they are dilutive. Stock options were antidilutive during the six-month periods presented.

                                                               THREE MONTHS       SIX MONTHS
                                                                   ENDED             ENDED
                                                               DECEMBER 31,      DECEMBER 31,
                                                              ---------------   ---------------
                                                               2000     1999     2000     1999
                                                              ------   ------   ------   ------
                                                                       (IN THOUSANDS)
Basic weighted average shares outstanding...................  40,869   40,861   40,869   40,861
Stock options...............................................     992       15       --       --
                                                              ------   ------   ------   ------
Diluted weighted average shares outstanding.................  41,861   40,876   40,869   40,861
                                                              ======   ======   ======   ======

                               BOCA RESORTS, INC.

4. INCOME TAXES

     No benefit for income taxes was recorded for the six-month periods presented due to an offsetting increase in the Company's valuation allowance which totaled $10.5 million and $11.0 million for the six months ended December 31, 2000 and 1999, respectively. Realization of the future tax benefits relating to deferred tax assets is dependent on many factors. Management has considered these factors in reaching its conclusion as to the need for a valuation allowance for financial reporting purposes.

5. FINANCIAL INSTRUMENT

     The Company has entered into an interest rate swap agreement to hedge the effects of changes in interest rates on certain indebtedness. The Company does not use derivative financial instruments for trading purposes. The fair value of the interest rate swap agreement was nominal at December 31, 2000 and June 30, 2000 and represented the spread between the interest rate the Company pays and the interest rate the Company will receive over the remaining life of the agreement.

6. SALE OF THE ARIZONA BILTMORE RESORT & SPA

     On December 22, 2000, the Company executed a definitive agreement and closed on the sale of the Arizona Biltmore Resort & Spa to KSL Recreation Corporation for $335.0 million plus $8.3 million in certain working capital adjustments. KSL Recreation Corporation paid the Company $283.9 million in cash and assumed $59.4 million in indebtedness. The net proceeds from the asset sale amounted to $279.9 million. The Company used approximately $56.5 million of the net proceeds to repay the outstanding balance under its revolving credit facility. The Company may use the remaining proceeds to make additional investments in its business, repay indebtedness and/or for general corporate purposes. The gain on the asset sale was nominal. The Company is contingently liable for certain litigation relating to the Arizona Biltmore. While the results of such proceedings cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, consolidated cash flows or consolidated financial position.

7. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash financing activities supplemental to the Consolidated Statements of Cash Flows include the assumption of indebtedness totaling $59.4 million by the buyer of the Arizona Biltmore Resort & Spa. See Note 6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may not contain all the information that is important to you. This section should be read together with the Annual Report on Form 10-K for the year ended June 30, 2000 because the Form 10-K provides substantially greater detail.

RESULTS OF OPERATIONS

BUSINESS SEGMENT INFORMATION

     The accompanying table outlines business segment operating data for the three and six months ended December 31 (in 000's).

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenue:
  Leisure and recreation..............................  $ 95,545   $ 91,478   $155,130   $142,896
  Entertainment and sports............................    23,506     23,159     25,909     25,840
                                                        --------   --------   --------   --------
          Total revenue...............................   119,051    114,637    181,039    168,736
Operating expenses:
  Cost of services:
     Cost of leisure and recreation services..........    41,699     40,912     74,618     70,629
     Cost of entertainment and sports services........    24,556     20,841     29,201     28,368
  Selling, general and administrative expenses:
     Leisure and recreation...........................    22,729     22,055     45,347     42,390
     Entertainment and sports.........................     2,751      2,899      4,793      5,398
     Corporate........................................     2,880      2,524      4,794      5,923
  Amortization and depreciation:
     Leisure and recreation...........................     9,546      8,182     19,104     16,082
     Entertainment and sports.........................       418        478        800        956
     Corporate........................................        75         38        150         76
                                                        --------   --------   --------   --------
          Total operating expenses....................   104,654     97,929    178,807    169,822
                                                        --------   --------   --------   --------
  Operating income (loss):
     Leisure and recreation...........................    21,571     20,329     16,061     13,795
     Entertainment and sports.........................    (4,219)    (1,059)    (8,885)    (8,882)
     Corporate........................................    (2,955)    (2,562)    (4,944)    (5,999)
                                                        --------   --------   --------   --------
          Total operating income (loss)...............    14,397     16,708      2,232     (1,086)
Interest and other income.............................     1,396        499      1,760        917
Interest and other expense............................   (14,360)   (13,661)   (30,143)   (27,383)
Minority interest.....................................        --        (13)        --         51
                                                        --------   --------   --------   --------
Net income (loss).....................................  $  1,433   $  3,533   $(26,151)  $(27,501)
                                                        ========   ========   ========   ========
EBITDA (loss):
  Leisure and recreation..............................  $ 31,353   $ 28,822   $ 35,642   $ 30,531
  Entertainment and sports............................    (3,601)      (511)    (7,811)    (7,821)
  Corporate...........................................    (1,920)    (2,406)    (3,785)    (5,765)
                                                        --------   --------   --------   --------
          Total.......................................  $ 25,832   $ 25,905   $ 24,046   $ 16,945
                                                        ========   ========   ========   ========
Adjusted EBITDA (loss):
  Leisure and recreation..............................  $ 33,992   $ 31,098   $ 40,871   $ 34,699
  Entertainment and sports............................    (3,601)      (511)    (7,811)    (7,821)
  Corporate...........................................    (1,920)    (2,406)    (3,785)    (5,765)
                                                        --------   --------   --------   --------
          Total.......................................  $ 28,471   $ 28,181   $ 29,275   $ 21,113
                                                        ========   ========   ========   ========

SEASONALITY

     The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenue and net income (losses). Peak season at the resorts extends from January through April while the regular hockey season for the Panthers commences in October and ends in April.

BUSINESS PHILOSOPHY

     The Company's current business strategy is to focus on expanding the leisure and recreation business. However, management continuously evaluates ownership, acquisition and divestiture alternatives relating to its two business segments with the intention of maximizing shareholder value.

CONSOLIDATED RESULTS OF OPERATIONS

     Net income was $1.4 million and $3.5 million for the three months ended December 31, 2000 and 1999, respectively. Net loss was $26.2 million and $27.5 million during the six months ended December 31, 2000 and 1999, respectively.

     The decrease in net income during the three months ended December 31, 2000 compared to the three months ended December 31, 1999 was primarily due to an increase in cost of entertainment and sports services (primarily due to higher Panthers' player salaries), partially offset by increased operating results for the leisure and recreation business.

     The decrease in the net loss during the six months ended December 31, 2000 compared to the six months ended December 31, 1999 was primarily due to an increase in revenue and profit margins for the leisure and recreation business, partially offset by higher interest and other expense. In addition, the prior year six-month period included certain non-recurring legal fees. Additional information relating to the operating results for each business segment is set forth below.

LEISURE AND RECREATION

     Select operating data for the Company's leisure and recreation business for the three and six months ended December 31 is set forth below (in 000's except operating statistics):

                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                              ----------------------------   ----------------------------
                                2000       1999     % CHG.     2000       1999     % CHG.
                              --------   --------   ------   --------   --------   ------
Revenue:
  Room revenue.............   $ 39,050   $ 37,116      5%    $ 61,645   $ 57,017     8%
  Non-room related
     revenue...............     56,495     54,362      4%      93,485     85,879     9%
                              --------   --------            --------   --------
          Total leisure and
            recreation
            revenue........   $ 95,545   $ 91,478      4%    $155,130   $142,896     9%

Operating Statistics:
Available room nights......    265,418    272,453     (3)%    538,166    536,063    --%
Average daily rate.........   $ 222.20   $ 209.47      6%    $ 179.46   $ 169.98     6%
Occupancy..................       66.2%      65.0%     2%        63.8%      62.6%    2%
Room revenue per available
  room.....................   $ 147.13   $ 136.23      8%    $ 114.55   $ 106.36     8%
Total leisure and
  recreation revenue per
  available room...........   $ 359.99   $ 335.76      7%    $ 288.26   $ 266.57     8%

  Revenue

     The leisure and recreation business generates a diversified stream of revenue, which totaled $95.5 million and $91.5 million during the three months ended December 31, 2000 and 1999, respectively, and $155.1 million and $142.9 million during the six months ended December 31, 2000 and 1999, respectively. Approximately 60% of leisure and recreation revenue for each period presented was derived from non-room sources such as food and beverage sales, yachting and marina revenue, golf revenue, club membership fees, retail sales and other resort amenities. The increase in non-room revenue during the three and six months ended December 31, 2000 was primarily associated with increases in golf related revenue due to the opening of Naples Grande Golf Club in February 2000 and higher retail sales. As outlined above, the resort portfolio also yielded increases in the average daily room rate ("ADR") and occupancy during the three and six months ended December 31, 2000. Increases to ADR and occupancy were attributable, in large part, to an expanded amenity base at the Company's resorts coupled with certain room renovations. The decrease in available rooms nights during the three months ended December 31, 2000 compared to the three months ended December 31, 1999 was due to the sale of the Arizona Biltmore Resort & Spa on December 22, 2000. The increase in available room nights during the six months ended December 31, 2000 compared to the six months ended December 31, 1999 was due to the sale of the Arizona Biltmore, more than offset by an increase in available room nights at the Arizona Biltmore rooms following the completion of a 120 guestroom addition in September 1999.

  Operating Expenses

     Cost of leisure and recreation services totaled $41.7 million or 44% of revenue during the three months ended December 31, 2000, compared to $40.9 million or 45% of revenue during the three months ended December 31, 1999. Cost of leisure and recreation services totaled $74.6 million or 48% of revenue during the six months ended December 31, 2000, compared to $70.6 million or 49% of revenue during the six months ended December 31, 1999. Cost of services, as a percent of revenue, declined during the three and six months ended December 31, 2000 primarily because of certain efficiencies relating to room labor costs along with higher gross margins on retail and other sales.

     Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $22.7 million or 24% of revenue during three months ended December 31, 2000, compared to $22.1 million or 24% of revenue during the three months ended December 31, 1999. S,G&A of the leisure and recreation business totaled $45.3 million or 29% of revenue during six months ended December 31, 2000, compared to $42.4 million or 30% of revenue during the six months ended December 31, 1999. S,G&A, as a percent of revenue, improved during the six months ended December 31, 2000 primarily because many fixed expenses, including administrative payroll costs, energy and property costs, were constant in dollar amount despite the increase in revenue. S,G&A of the leisure and recreation business also includes, among other items, selling and marketing expenses, real estate taxes, insurance, franchise agreement fees and other administrative expenses.

     Amortization and depreciation expense for the leisure and recreation business was $9.5 million and $8.2 million during the three months ended December 31, 2000 and 1999, respectively, and $19.1 million and $16.1 million during the six months ended December 31, 2000 and 1999, respectively. The increase during the three and six months ended December 31, 2000 compared to the three and six months ended December 31, 1999 was primarily due to the completion of several capital projects resulting in additional depreciation expense.

  Operating Income

     Operating income for the leisure and recreation business totaled $21.6 million and $20.3 million during the three months ended December 31, 2000 and 1999, respectively, and $16.1 million and $13.8 million during the six months ended December 31, 2000 and 1999, respectively. The increase in operating income during the three and six months ended December 31, 2000 compared to the three and six months ended December 31, 1999 was primarily the result of an increase in revenue and profit margins, partially offset by additional depreciation expense associated with recently completed capital projects.

ENTERTAINMENT AND SPORTS

     The primary component of the entertainment and sports business is the Panthers and related arena operations. Revenue and direct expenses associated with the team are primarily recorded over the regular hockey season, which commences in October. Operating losses during the three months ended December 31,

2000 and 1999 were $4.2 million and $1.1 million, respectively. Operating loss was $8.9 million for both the six months ended December 31, 2000 and 1999. The increase in the operating loss during the three months ended December 31, 2000 compared to the three months ended December 31, 1999 was primarily because of higher Panthers players' salaries. However, operating loss was relatively flat during the six months ended December 31, 2000 and 1999 because the 1999 period included the buyout of certain Panther players' contracts during the off season.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses totaled $2.9 million and $2.5 million during the three months ended December 31, 2000 and 1999, respectively, and $4.8 million and $5.9 million during the six months ended December 31, 2000 and 1999, respectively. Corporate general and administrative expenses decreased during the six months ended December 31, 2000 because certain non-recurring legal fees were incurred during the six months ended December 31, 1999.

INTEREST AND OTHER INCOME

     Interest and other income totaled $1.4 million and $499,000 for the three months ended December 31, 2000 and 1999, respectively, and $1.8 million and $917,000 for the six months ended December 31, 2000 and 1999, respectively. Interest and other income, which primarily includes interest earned on cash and cash equivalents, increased during the three and six months ended December 31, 2000 largely because of increased cash on hand due to the sale of the Arizona Biltmore Resort & Spa.

INTEREST AND OTHER EXPENSE

     Interest and other expense totaled $14.4 million and $13.7 million for the three months ended December 31, 2000 and 1999, respectively, and $30.1 million and $27.4 million for the six months ended December 31, 2000 and 1999, respectively. The increase in interest and other expense for the three and six months ended December 31, 2000 occurred in large part because less interest was capitalized during these periods because many capital projects got underway late in the first quarter of fiscal 2001. See "Net Cash Used in Investing
Activities -- Capital Expenditures". Additionally, the Company's average cost of borrowing was approximately 10% for each of the periods presented while the average outstanding indebtedness was $578.0 million and $581.0 million during the six months ended December 31, 2000 and 1999, respectively.

MINORITY INTEREST

     No minority interest was recorded during the three and six months ended December 31, 2000 because the arena contract with the Miami Sports and Exhibition Authority ("MSEA"), an agency of the City of Miami, to operate the Miami Arena was terminated effective June 30, 2000 pursuant to a settlement agreement between MSEA and the Company's subsidiary that managed the operations of the Miami Arena.

EBITDA

     EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and minority interest. EBITDA totaled $25.8 million and $25.9 million during the three months ended December 31, 2000 and 1999, respectively, and $24.0 million and $16.9 million during the six months ended December 31, 2000 and 1999, respectively. The slight decrease in EBITDA during the three months ended December 31, 2000 compared to the three months ended December 31, 1999 was primarily due to $3.1 million decline in EBITDA for the entertainment and sports business, which was nearly offset by a increase in EBITDA for the leisure and recreation business and the corporate segment. The increase in EBITDA during the six months ended December 31, 2000 compared to the six months ended December 31, 1999 was primarily due to improved operating results for the leisure and recreation business. See discussion of business segment financial performance above for additional information on comparative operating results. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

ADJUSTED EBITDA

     Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the period. The net membership fees deferred during the period represents the quarterly change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort and Club and Naples Grande and the Grande Oaks Golf Club. Adjusted EBITDA totaled $28.5 million and $28.2 million during the three months ended December 31, 2000 and December 31, 1999, respectively, and $29.3 million and $21.1 million during the six months ended December 31, 2000 and December 31, 1999, respectively. The increase in Adjusted EBITDA during the three and six months ended December 31, 2000 compared to the three and six months ended December 31, 1999 was attributable to higher Premier Club sales during the 2000 periods due to increased memberships at the Boca Raton Resort and Club and the addition of the Naples Grande Premier Club together with the factors discussed in the preceding paragraph.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $207.7 million at December 31, 2000, from $19.4 million at June 30, 2000. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $15.8 million and $6.6 million during the three months ended December 31, 2000 and 1999, respectively. The increase in cash flow from operations from December 31, 1999 to December 31, 2000 was primarily the result of receiving more cash from the leisure and recreation business due to higher revenue, Premier Club membership sales and improved gross margins.

  Net Cash Provided by (Used in) Investing Activities

     Net cash provided by investing activities amounted to $231.8 million during the six months ended December 31, 2000, compared to net cash used in investing activities of $27.7 million during the six months ended December 31, 1999. The significant change was primarily the result of the sale of the Arizona Biltmore Resort & Spa on December 22, 2000, which yielded net proceeds to the Company of $279.9 million. Additional investing activities are discussed below.

     Capital expenditures totaled $36.6 million during the six months ended December 31, 2000 compared to $41.5 million during the six months ended December 31, 1999. During the six months ended December 31, 2000, capital spending at the Boca Raton Resort and Club commenced on new projects including an eight-story marina wing complex consisting of 112 water-view luxury guestrooms, a 40,000 square foot spa complex, a golf clubhouse and marina slips, as well as continued spending on the room renovation with 80% of the guestrooms complete. In addition, capital expenditures include the completion of a new Tuscan style restaurant and retail pavilion, which opened in November 2000 at the Boca Raton Resort and Club, a new pool/aquatic center, 6,000 square feet of additional conference space and enhancements to the beach facility and boardwalk at the Registry Resort and the completion of a room renovation at the Bahia Mar Resort and Yachting Center.

     During the six months ended December 31, 1999, capital spending primarily related to the construction of a guest parking facility and commencement of a luxury guestroom renovation at the Boca Raton Resort and Club, golf related improvements at the Naples Grande golf course and the acquisition of commercial property located near the Company's Fort Lauderdale resorts.

     Restricted cash increased $11.5 million during the six months ended December 31, 2000 compared to a decrease of $17.9 million during the six months ended December 31, 1999. During the six months ended December 31, 2000 restricted cash increased by $16.7 million in connection with the collateralization of a letter of credit securing a note payable, which matures April 1, 2001. This $16.7 million increase in restricted cash was partially offset by a decrease in restricted cash at the Boca Raton Resort and Club. Beginning in February 2000, funds previously restricted became potentially available for distribution on a monthly basis pursuant to terms of an amended loan and security agreement for the Boca Raton Resort and Club. Prior to the amendment, certain restricted amounts were releasable to the Company on a semi-annual basis. Under covenants to the loan agreement for the Boca Raton Resort and Club, the Company is required to deposit certain amounts into reserve accounts which are accumulated and restricted to support future debt service, furniture, fixture and equipment replacement and real estate tax payments.

     The $17.9 million decrease in restricted cash during the six months ended December 31, 1999 related primarily to the release of restricted cash at the Boca Raton Resort and Club for facility development.

  Cash Provided by (Used in) Financing Activities

     Net cash used in financing activities amounted to $59.4 million during the six months ended December 31, 2000, compared to net cash provided by financing activities of $15.5 million during the six months ended December 31, 1999. Cash flows for each period primarily represent borrowings under credit facilities, net of the repayment of indebtedness. In addition, during the six months ended December 31, 2000, $2.5 million was paid to a former minority interest holder in the entity that managed the Miami Arena, which represents a partial payment for their share of a termination fee. See "Results of Operations -- Minority Interest".

  Capital Resources

     The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include
(1) room rentals, food and beverage sales, retail sales, golf revenue, tennis revenue, marina and conference services at the resorts, (2) Premier Club memberships and (3) ticket sales, broadcasting rights, sponsorship revenue, arena operations and other revenue derived from ownership of the Panthers. The primary external sources of liquidity have been the issuance of debt securities and borrowing under term loans and credit lines.

     As of December 31, 2000, the Company had immediate availability of $144.7 million under its revolving credit line, which matures in April 2002. As a result of this availability combined with cash on hand at December 31, 2000 totaling $207.7 million which was derived principally from the sale of the Arizona Biltmore Resort & Spa and expected cash from operations, management believes the Company has sufficient funds to continue its planned capital expenditures and support on-going operations, including meeting debt service obligations as they come due.

FINANCIAL CONDITION

     Significant changes in balance sheet data from June 30, 2000 to December 31, 2000 are discussed below. Balance sheet changes in property and equipment, intangible assets and accounts payable and accrued expenses are primarily the result of the sale of the Arizona Biltmore Resort & Spa.

  Restricted Cash

     Restricted cash increased to $33.0 million at December 31, 2000, from $24.8 million at June 30, 2000. The increase in restricted cash resulting from the collateralization of a note payable in the amount of $16.7 million was partially offset by the release of restricted cash at the Boca Raton Resort and Club.

  Current Portion of Deferred Revenue

     Current portion of deferred revenue increased to $47.4 million at December 31, 2000, from $26.2 million at June 30, 2000. Approximately $12.2 million of the increase related to deposits for Panther ticket sales and suite and sponsorship revenue at the National Car Rental Center. Additionally, approximately $9.4 million of the increase related to advance deposits for customer stays and receipts of membership fees and annual dues of the Premier Club at the Boca Raton Resort and Club. The membership fees are recognized as revenue over the estimated life of the membership. The annual dues will be recognized as revenue ratably over the membership year, which commenced on October 1.

  Credit Lines and Notes Payable, Including Current Portion

     The Company's consolidated indebtedness, excluding its outstanding 9.875% Senior Subordinated Notes, totaled $127.3 million at December 31, 2000 compared to $243.2 million at June 30, 2000. Approximately $59.4 million of the decrease related to the assumption of mortgage indebtedness by the buyer of the Arizona Biltmore Resort & Spa. An additional $56.5 million was repaid under the Company's revolving credit facility with a portion of the net proceeds from the sale of the Arizona Biltmore. The remaining decrease related to minimum contractual debt repayments required under various agreements.

  Working Capital

     Current assets exceeded current liabilities by $59.5 million at December 31, 2000, compared to a working capital deficit of $66.4 million at June 30, 2000, respectively. The increase in working capital is largely the result of the sale of the Arizona Biltmore Resort & Spa. The increase in working capital resulting from the asset sale was partially offset because $98.5 million outstanding under a mortgage note payable secured by the Boca Raton Resort and Club matures in August 2001 and therefore shifted from long-term portion of notes payable at June 30, 2000 to current portion of notes payable at December 31, 2000.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on November 2, 2000, the shareholders voted to elect the directors named in the proxy materials dated September 29, 2000. The results of the voting were as follows:

                                                                  WITHHELD/
                                                       FOR         ABSTAIN      TOTAL(1)
                                                  -------------   ---------   -------------
Steven R. Berrard...............................  2,584,474,406    772,724    2,585,247,130
Dennis J. Callaghan.............................  2,584,477,683    769,447    2,585,247,130
Ezzat Coutry....................................  2,584,477,573    769,557    2,585,247,130
Michael S. Egan.................................  2,584,477,540    769,590    2,585,247,130
Harris W. Hudson................................  2,584,477,343    769,787    2,585,247,130
H. Wayne Huizenga...............................  2,584,476,857    770,273    2,585,247,130
George D. Johnson, Jr...........................  2,584,477,433    769,697    2,585,247,130
Henry Latimer...................................  2,584,477,660    769,470    2,585,247,130
Richard C. Rochon...............................  2,584,477,423    769,707    2,585,247,130

---------------

(1) Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOCA RESORTS, INC.
Date: February 14, 2001
                                          By:     /s/ WILLIAM M. PIERCE
                                            ------------------------------------
                                            William M. Pierce
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

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