Form 10-Q
period 2001-03-31
BOCA RESORTS INC
filed 2001-05-15
CIK 1020905

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     As of May 11, 2001, there were 40,039,149 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BOCA RESORTS, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,     JUNE 30,
                                                                 2001         2000
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Unrestricted cash and cash equivalents....................  $  123,819   $   19,395
  Restricted cash...........................................      23,473       24,775
  Accounts receivable, net..................................      40,817       30,290
  Inventory.................................................       7,785        8,312
  Current portion of Premier Club notes receivable..........       4,180        4,001
  Other current assets......................................       5,958        5,911
                                                              ----------   ----------
          Total current assets..............................     206,032       92,684
Property and equipment, net.................................     795,301    1,062,642
Intangible assets, net......................................      59,865      109,516
Long-term portion of Premier Club notes receivable, net.....       7,303        7,487
Other assets................................................      23,120       26,194
                                                              ----------   ----------
          Total assets......................................  $1,091,621   $1,298,523
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $   46,631   $   56,959
  Current portion of deferred revenue.......................      27,465       26,233
  Current portion of credit lines and notes payable.........      96,954       71,049
  Other current liabilities.................................       6,017        4,873
                                                              ----------   ----------
          Total current liabilities.........................     177,067      159,114
Credit lines and notes payable..............................         397      172,146
Premier Club refundable membership fees.....................      58,291       60,374
Deferred revenue, net of current portion....................      35,528       28,074
Other non-current liabilities...............................       1,621          978
Deferred income taxes payable...............................      37,809       35,643
Senior subordinated notes payable...........................     279,960      340,000
Commitments and contingencies
Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 40,631,915 and 40,606,072 shares issued
     and outstanding at March 31, 2001 and June 30, 2000,
     respectively...........................................         406          406
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     March 31, 2001 and June 30, 2000.......................           3            3
  Contributed capital.......................................     483,178      484,849
  Retained earnings.........................................      17,361       16,936
                                                              ----------   ----------
          Total shareholders' equity........................     500,948      502,194
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $1,091,621   $1,298,523
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001       2000
                                                              --------   --------
REVENUE:
     Leisure and recreation.................................  $101,986   $126,035
     Entertainment and sports...............................    25,630     28,442
                                                              --------   --------
          Total revenue.....................................   127,616    154,477
OPERATING EXPENSES:
     Cost of leisure and recreation services................    37,055     44,618
     Cost of entertainment and sports services..............    24,326     22,502
     Selling, general and administrative expenses...........    21,905     29,261
     Amortization and depreciation expense..................     8,099      9,339
                                                              --------   --------
          Total operating expenses..........................    91,385    105,720
Operating income............................................    36,231     48,757
Interest and other income...................................     3,017        259
Interest and other expense..................................   (10,849)   (15,774)
Minority interest...........................................        --        (81)
                                                              --------   --------
Income before extraordinary item............................    28,399     33,161
Extraordinary loss on the early extinguishment of debt......    (1,823)        --
                                                              --------   --------
Net income..................................................  $ 26,576   $ 33,161
                                                              ========   ========
BASIC NET INCOME PER SHARE:
  Income before extraordinary item..........................  $   0.70   $   0.81
  Extraordinary loss on the early extinguishment of debt....     (0.05)        --
                                                              --------   --------
  Net income................................................  $   0.65   $   0.81
                                                              ========   ========
DILUTED NET INCOME PER SHARE:
  Income before extraordinary item..........................  $   0.68   $   0.81
  Extraordinary loss on the early extinguishment of debt....     (0.04)        --
                                                              --------   --------
  Net income................................................  $   0.64   $   0.81
                                                              ========   ========
Shares used in computing net income per share -- basic......    40,887     40,861
                                                              ========   ========
Shares used in computing net income per share -- diluted....    41,666     40,861
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001       2000
                                                              --------   --------
REVENUE:
     Leisure and recreation.................................  $257,116   $268,931
     Entertainment and sports...............................    51,539     54,282
                                                              --------   --------
          Total revenue.....................................   308,655    323,213
OPERATING EXPENSES:
     Cost of leisure and recreation services................   111,673    115,248
     Cost of entertainment and sports services..............    53,527     50,871
     Selling, general and administrative expenses...........    76,839     82,977
     Amortization and depreciation expense..................    28,153     26,455
                                                              --------   --------
          Total operating expenses..........................   270,192    275,551
Operating income............................................    38,463     47,662
Interest and other income...................................     4,777      1,184
Interest and other expense..................................   (40,992)   (43,157)
Minority interest...........................................        --        (30)
                                                              --------   --------
Income before extraordinary item............................     2,248      5,659
Extraordinary loss on the early extinguishment of debt......    (1,823)        --
                                                              --------   --------
Net income..................................................  $    425   $  5,659
                                                              ========   ========
BASIC NET INCOME PER SHARE:
  Income before extraordinary item..........................  $   0.06   $   0.14
  Extraordinary loss on the early extinguishment of debt....     (0.05)        --
                                                              --------   --------
  Net income................................................  $   0.01   $   0.14
                                                              ========   ========
DILUTED NET INCOME PER SHARE:
  Income before extraordinary item..........................  $   0.05   $   0.14
  Extraordinary loss on the early extinguishment of debt....     (0.04)        --
                                                              --------   --------
  Net income................................................  $   0.01   $   0.14
                                                              ========   ========
Shares used in computing net income per share -- basic......    40,887     40,861
                                                              ========   ========
Shares used in computing net income per share -- diluted....    41,502     40,887
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31
                                 (IN THOUSANDS)

                                                                2001        2000
                                                              ---------   --------
Operating activities:
  Net income................................................  $     425   $  5,659
  Extraordinary loss on early extinguishment of debt........      1,823         --
  Adjustments to reconcile income before extraordinary item
     to net cash provided by operating activities:
       Amortization and depreciation........................     28,153     26,455
       Income applicable to minority interest...............         --         30
       Imputed interest on indebtedness with no stated
        rate................................................        725      1,634
  Changes in operating assets and liabilities:
       Accounts receivable..................................    (19,140)   (23,336)
       Other assets.........................................       (248)     4,071
       Accounts payable and accrued expenses................       (918)    11,485
       Deferred revenue and other liabilities...............     13,373     13,929
                                                              ---------   --------
          Net cash provided by operating activities.........     24,193     39,927
                                                              ---------   --------
Investing activities:
  Net proceeds from the sale of the Arizona Biltmore........    279,925         --
  Amounts paid in connection with the acquisition of the
     Arizona Biltmore.......................................         --     (4,018)
  Capital expenditures......................................    (48,197)   (52,824)
  Change in restricted cash.................................     (1,959)    21,272
                                                              ---------   --------
          Net cash provided by (used in) investing
           activities.......................................    229,769    (35,570)
                                                              ---------   --------
Financing activities:
  Proceeds from borrowing under credit lines................     38,430     33,304
  Payments on notes payable and credit lines................   (125,576)   (31,523)
  Repurchase of 9.875% Senior Subordinated Notes............    (60,040)        --
  Proceeds from exercise of stock options...................        148         47
  Increase in (distribution to) minority interests..........     (2,500)        75
  Other.....................................................         --         (8)
                                                              ---------   --------
          Net cash provided by (used in) financing
           activities.......................................   (149,538)     1,895
                                                              ---------   --------
          Increase in unrestricted cash and cash
           equivalents......................................    104,424      6,252
Unrestricted cash and cash equivalents, at beginning of
  period....................................................     19,395     10,222
                                                              ---------   --------
Unrestricted cash and cash equivalents, at end of period....  $ 123,819   $ 16,474
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

     In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2.  NATURE OF OPERATIONS

     The Company is an owner and operator of leisure and recreation businesses and entertainment/sports businesses. The leisure and recreation business primarily consists of the ownership and operation of five luxury resorts with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company's resorts include: the Boca Raton Resort & Club (Boca Raton, Florida), the Registry Resort at Pelican Bay (Naples, Florida), the Edgewater Beach Hotel (Naples, Florida), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale, Florida), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale, Florida). The Company also owns and operates two championship golf courses named Grande Oaks Golf Club (Davie, Florida) and Naples Grande Golf Club (Naples, Florida).

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

3.  EARNINGS PER COMMON SHARE

     Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive.

                                                               THREE MONTHS       NINE MONTHS
                                                                   ENDED             ENDED
                                                                 MARCH 31,         MARCH 31,
                                                              ---------------   ---------------
                                                               2001     2000     2001     2000
                                                              ------   ------   ------   ------
                                                                       (IN THOUSANDS)
Basic weighted average shares outstanding...................  40,887   40,861   40,887   40,861
Stock options...............................................     779       --      615       16
                                                              ------   ------   ------   ------
Diluted weighted average shares outstanding.................  41,666   40,861   41,502   40,877
                                                              ======   ======   ======   ======

                               BOCA RESORTS, INC.

     The following options to purchase shares of common stock were outstanding during the periods presented, but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                                               THREE MONTHS       NINE MONTHS
                                                                   ENDED             ENDED
                                                                 MARCH 31,         MARCH 31,
                                                              ---------------   ---------------
                                                               2001     2000     2001     2000
                                                              ------   ------   ------   ------
                                                                       (IN THOUSANDS)
Number of shares covered by options.........................   5,407    5,143    5,571    5,127

4.  INCOME TAXES

     No provision for income taxes was recorded for the nine-month periods presented due to an offsetting decrease in the Company's valuation allowance which totaled $170,000 and $2.3 million for the nine months ended March 31, 2001 and 2000, respectively. Realization of the future tax benefits relating to deferred tax assets is dependent on many factors. Management has considered these factors in reaching its conclusion as to the need for a valuation allowance for financial reporting purposes.

5.  FINANCIAL INSTRUMENT

     The Company has entered into an interest rate swap agreement to hedge the effects of changes in interest rates on certain indebtedness. The Company does not use derivative financial instruments for trading purposes. The fair value of the interest rate swap agreement was not material at March 31, 2001 and June 30, 2000 and represented the spread between the interest rate the Company pays and the interest rate the Company will receive over the remaining life of the agreement.

6.  CREDIT LINES, NOTES PAYABLE AND SENIOR SUBORDINATED NOTES

     The Company received net proceeds of $279.9 million in connection with the sale of the Arizona Biltmore Resort & Spa in December 2000. As of March 31, 2001, the Company had used $60.0 million to repurchase a portion of its outstanding 9.875% Senior Subordinated Notes, $56.5 million to repay the outstanding balance under its revolving credit facility and $28.4 million to repay other secured indebtedness.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash financing activities supplemental to the Consolidated Statements of Cash Flows include the assumption of indebtedness totaling $59.4 million by the buyer of the Arizona Biltmore Resort & Spa. See Note 6.

8.  SUBSEQUENT EVENTS

     On May 8, 2001, the Company's Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of its outstanding Class A Common Stock over the next 24 months. Such purchases may be made from time to time at prevailing prices in the open market in compliance with Securities and Exchange Commission Rule 10b-18, or in privately negotiated transactions, subject to legal restrictions. As of May 11, 2001 the Company had repurchased 592,766 shares of its Class A Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may not contain all the information that is important to you. This section should be read together with the Annual Report on Form 10-K for the year ended June 30, 2000 because the Form 10-K provides substantially greater detail.

BUSINESS PHILOSOPHY

     Management continuously evaluates ownership, acquisition and divestiture alternatives relating to its two business segments with the intention of maximizing shareholder value.

PRO FORMA RESULTS OF OPERATIONS

     The accompanying tables and associated discussion are set forth on a pro forma basis, which excludes the operating results from the Arizona Biltmore Resort & Spa that was sold in December 2000 and gives effect to the application of the related proceeds as if such asset were sold at the beginning of each period presented. Management believes the pro forma data provides a more meaningful comparison of the three and nine month periods presented.

PRO FORMA BUSINESS SEGMENT INFORMATION

     The accompanying table outlines pro forma business segment operating data for the three and nine months ended March 31 (in 000's).

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Revenue:
  Leisure and recreation..............................  $101,986   $ 93,502   $217,258   $201,093
  Entertainment and sports............................    25,630     28,442     51,539     54,282
                                                        --------   --------   --------   --------
          Total revenue...............................   127,616    121,944    268,797    255,375
Operating expenses:
  Cost of services:
     Cost of leisure and recreation services..........    37,055     34,252     94,999     89,646
     Cost of entertainment and sports services........    24,326     22,502     53,527     50,871
  Selling, general and administrative expenses:
     Leisure and recreation...........................    17,621     17,624     52,754     49,397
     Entertainment and sports.........................     2,277      2,526      7,070      7,924
     Corporate........................................     2,007      2,325      6,402      7,900
  Amortization and depreciation:
     Leisure and recreation...........................     7,620      6,625     22,203     18,495
     Entertainment and sports.........................       400        462      1,200      1,419
     Corporate........................................        79         55        229        131
                                                        --------   --------   --------   --------
          Total operating expenses....................    91,385     86,371    238,384    225,783
                                                        --------   --------   --------   --------
  Operating income (loss):
     Leisure and recreation...........................    39,690     35,001     47,302     43,555
     Entertainment and sports.........................    (1,373)     2,952    (10,258)    (5,932)
     Corporate........................................    (2,086)    (2,380)    (6,631)    (8,031)
                                                        --------   --------   --------   --------
          Total operating income......................    36,231     35,573     30,413     29,592
Interest and other income.............................     3,017      2,659     10,494      9,065
Interest and other expense............................   (10,849)   (12,563)   (35,984)   (34,530)
                                                        --------   --------   --------   --------
Income before extraordinary item......................  $ 28,399   $ 25,669   $  4,923   $  4,127
                                                        ========   ========   ========   ========
EBITDA (loss):
     Leisure and recreation...........................  $ 47,505   $ 41,840   $ 70,175   $ 62,915
     Entertainment and sports.........................      (539)     3,440     (8,349)    (4,382)
     Corporate........................................       381         94      2,713        169
                                                        --------   --------   --------   --------
          Total.......................................  $ 47,347   $ 45,374   $ 64,539   $ 58,702
                                                        ========   ========   ========   ========
Adjusted EBITDA (loss):
     Leisure and recreation...........................  $ 51,011   $ 46,047   $ 78,912   $ 71,291
     Entertainment and sports.........................      (539)     3,440     (8,349)    (4,382)
     Corporate........................................       381         94      2,713        169
                                                        --------   --------   --------   --------
          Total.......................................  $ 50,853   $ 49,581   $ 73,276   $ 67,078
                                                        ========   ========   ========   ========

SEASONALITY

     The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenue and net income (loss). Peak season at the resorts extends from January through April while the regular hockey season for the Panthers commences in October and ends in April.

CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

     Pro forma income before extraordinary item was $28.4 million and $25.7 million for the three months ended March 31, 2001 and 2000, respectively, and $4.9 million and $4.1 million during the nine months ended March 31, 2001 and 2000, respectively.

     The increases in pro forma income before extraordinary item during the three and nine months ended March 31, 2001 over the comparable prior year periods was primarily due to improved leisure and recreation business operating results arising from higher revenue and better profit margins. Improved resort operating results were offset by lower entertainment and sports business performance primarily because of a decrease in Panthers' revenue and higher player salaries. Additional information relating to the operating results for each business segment is set forth below.

LEISURE AND RECREATION

     Select pro forma operating data for the Company's leisure and recreation business for the three and nine months ended March 31 is set forth below (in 000's except operating statistics):

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                            ---------------------------   ----------------------------
                                              2001      2000     % CHG.     2001       2000     % CHG.
                                            --------   -------   ------   --------   --------   ------
Revenue:
  Room revenue............................  $ 47,762   $45,145      6%    $ 93,244   $ 88,098      6%
  Non-room related revenue................    54,224    48,357     12%     124,014    112,995     10%
                                            --------   -------            --------   --------
         Total leisure and recreation
           revenue........................  $101,986   $93,502      9%    $217,258   $201,093      8%

Operating Statistics:
Available room nights.....................   201,510   203,840     (1)%    613,588    616,000     --%
Average daily rate........................  $ 287.75   $276.66      4%    $ 215.80   $ 206.14      5%
Occupancy.................................      82.4%     80.1%     3%        70.4%      69.4%     1%
Room revenue per available room...........  $ 237.02   $221.47      7%    $ 151.97   $ 143.02      6%
Total leisure and recreation revenue per
  available room..........................  $ 506.11   $458.69     10%    $ 354.09   $ 326.45      8%

  Pro forma Revenue

     Pro forma leisure and recreation revenue totaled $102.0 million and $93.5 million during the three months ended March 31, 2001 and 2000, respectively, and $217.3 million and $201.1 million during the nine months ended March 31, 2001 and 2000, respectively. The leisure and recreation business generates a diversified stream of revenue. Pro forma non-room revenue, which represented over 50% of leisure and recreation revenue for each period presented, was derived from sources such as food and beverage sales, yachting and marina revenue, golf revenue, club membership fees, retail sales and other resort amenities. The increase in non-room revenue during the three and nine months ended March 31, 2001 was primarily associated with increases in golf related revenue due to the opening of Naples Grande Golf Club in February 2000. As outlined above, the resort portfolio also yielded increases in the average daily room rate ("ADR") and occupancy during the three and nine months ended March 31, 2001. Increases to ADR and occupancy were attributable, in large part, to an expanded amenity base at the Company's resorts coupled with certain room renovations. The decrease in available rooms nights during the three and nine months ended March 31, 2001 versus the comparable prior year periods was primarily because the prior year periods included one additional room night due to leap year.

  Pro forma Operating Expenses

     Pro forma cost of leisure and recreation services totaled $37.1 million, or 36% of pro forma revenue, during the three months ended March 31, 2001, compared to $34.3 million, or 37% of pro forma revenue, during the three months ended March 31, 2000. Pro forma cost of leisure and recreation services totaled $95.0 million, or 44% of pro forma revenue, during the nine months ended March 31, 2001, compared to $89.6 million, or 45% of pro forma revenue, during the nine months ended March 31, 2000. Pro forma cost of services, as a percent of pro forma revenue, decreased during the three and nine months ended March 31, 2001 primarily because of an increase in the ADR together with room labor cost efficiencies.

     Pro forma selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $17.6 million, or 17% of pro forma revenue, during three months ended March 31, 2001, compared to $17.6 million, or 19% of pro forma revenue, during the three months ended March 31, 2000. Pro forma S,G&A of the leisure and recreation business totaled $52.8 million, or 24% of pro forma revenue, during nine months ended March 31, 2001, compared to $49.4 million, or 25% of pro forma revenue, during the nine months ended March 31, 2000. Pro forma S,G&A, as a percent of pro forma revenue, decreased during the three and nine months ended March 31, 2001 primarily because many fixed expenses, including certain administrative payroll costs and real estate taxes, were constant in dollar amount despite the increase in pro forma revenue. Pro forma S,G&A of the leisure and recreation business also includes, among other items, selling and marketing expenses, energy and property costs, insurance, franchise agreement fees and other administrative expenses.

     Pro forma amortization and depreciation expense for the leisure and recreation business was $7.6 million and $6.6 million during the three months ended March 31, 2001 and 2000, respectively, and $22.2 million and $18.5 million during the nine months ended March 31, 2001 and 2000, respectively. The increase during the three and nine months ended March 31, 2001 compared to the three and nine months ended March 31, 2000 was primarily due to the completion of several capital projects at the Boca Raton Resort & Club and Registry Resort resulting in additional depreciation expense.

  Pro forma Operating Income

     Pro forma operating income for the leisure and recreation business totaled $39.7 million and $35.0 million during the three months ended March 31, 2001 and 2000, respectively, and $47.3 million and $43.6 million during the nine months ended March 31, 2001 and 2000, respectively. The increase in pro forma operating income during the three and nine months ended March 31, 2001 compared to the three and nine months ended March 31, 2000 was primarily the result of an increase in revenue and profit margins, partially offset by additional depreciation expense associated with recently completed capital projects.

ENTERTAINMENT AND SPORTS

     The primary component of the entertainment and sports business is the Panthers and related arena operations. Revenue and direct expenses associated with the team are primarily recorded over the regular hockey season, which commences in October. Operating loss was $1.4 million for the three months ended March 31, 2001 compared to operating income of $3.0 million for the three months ended March 31, 2000. Operating loss was $10.3 million and $5.9 million during the nine months ended March 31, 2001 and 2000, respectively. The decrease in operating results during the three and nine months ended March 31, 2001 compared to the three and nine months ended March 31, 2000 was primarily because of a 14% decline in average paid attendance at Panther home games and higher players' salaries.

PRO FORMA CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Pro forma corporate general and administrative expenses totaled $2.0 million and $2.3 million during the three months ended March 31, 2001 and 2000, respectively, and $6.4 million and $7.9 million during the nine months ended March 31, 2001 and 2000, respectively. Pro forma corporate general and administrative expenses decreased during the nine months ended March 31, 2001 because certain non-recurring legal fees were incurred during the nine months ended March 31, 2000.

PRO FORMA INTEREST AND OTHER INCOME

     Pro forma interest and other income totaled $3.0 million and $2.7 million for the three months ended March 31, 2001 and 2000, respectively, and $10.5 million and $9.1 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in pro forma interest and other income during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000 was primarily because of a higher average interest-bearing cash balance during the 2001 nine-month period.

PRO FORMA INTEREST AND OTHER EXPENSE

     Pro forma interest and other expense totaled $10.8 million and $12.6 million for the three months ended March 31, 2001 and 2000, respectively, and $36.0 million and $34.5 million for the nine months ended March 31, 2001 and 2000, respectively. The Company's average cost of borrowing and pro forma average outstanding indebtedness was approximately the same for each of the periods presented. The change in pro forma interest and other expense during the periods presented was primarily the result of fluctuations in the amount of capitalized interest on qualifying projects.

PRO FORMA EBITDA

     Pro forma EBITDA represents earnings before extraordinary items, interest expense, income taxes, depreciation, amortization and minority interest. Pro forma EBITDA totaled $47.3 million and $45.4 million during the three months ended March 31, 2001 and 2000, respectively, and $64.5 million and $58.7 million during the nine months ended March 31, 2001 and 2000, respectively. The increase in pro forma EBITDA during the three and nine months ended March 31, 2001 over the comparable prior year periods was primarily due to improved operating results for the leisure and recreation business offset by a decline in entertainment and sports operating results. See discussion of business segment financial performance above for additional information on comparative operating results. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

PRO FORMA ADJUSTED EBITDA

     Pro forma Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the period. The net membership fees deferred represents the period change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort & Club, Naples Grande and the Grande Oaks Golf Club. Net memberships deferred totaled $3.5 million and $4.2 million during the three months ended March 31, 2001 and 2000, respectively, and $8.7 million and $8.4 million during the nine months ended March 31, 2001 and 2000, respectively. The Company opened Naples Grande Golf Club during the three months ended March 31, 2000, which resulted in strong introductory membership sales during that period.

EXTRAORDINARY ITEM

     The Company recorded a $1.8 million extraordinary loss on the repurchase of $60.0 million principal amount of its 9.875% Senior Subordinated Notes (the "Notes") during the three months ended March 31, 2001. The extraordinary loss substantially represents the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the Notes were issued.

LIQUIDITY AND CAPITAL RESOURCES

     Unrestricted cash and cash equivalents increased to $123.8 million at March 31, 2001, from $19.4 million at June 30, 2000. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $24.2 million and $39.9 million during the nine months ended March 31, 2001 and 2000, respectively. The decrease in cash flow from operations from March 31, 2000 to March 31, 2001 was primarily the result of less cash generated from the leisure and recreation business due to the sale of the Arizona Biltmore Resort and Spa and less cash from the entertainment and sports business due to a decline in cash received from ticket sales and higher Panther player' costs during the 2001 period.

  Net Cash Provided by (Used in) Investing Activities

     Net cash provided by investing activities amounted to $229.8 million during the nine months ended March 31, 2001, compared to net cash used in investing activities of $35.6 million during the nine months ended March 31, 2000. The significant change was primarily the result of the sale of the Arizona Biltmore Resort & Spa, which yielded net proceeds to the Company of $279.9 million.

     Capital expenditures totaled $48.2 million during the nine months ended March 31, 2001 compared to $52.8 million during the nine months ended March 31, 2000. During the nine months ended March 31, 2001, capital spending at the Boca Raton Resort & Club commenced on new projects including an eight-story marina wing complex consisting of 112 water-view luxury guestrooms, a spa complex, a golf clubhouse and marina slips, as well as continued spending on the room renovation with 80% of the guestrooms complete. In addition, at the Boca Raton Resort & Club the Company completed a new Tuscan style restaurant and retail pavilion, which opened in November 2000. The Company has also completed a new pool/aquatic center, 6,000 square feet of additional conference space and enhancements to the beach facility and boardwalk at the Registry Resort and renovated its 296 guestrooms at the Bahia Mar Resort and Yachting Center.

     During the nine months ended March 31, 2000, capital spending primarily related to the construction of a guest parking facility and commencement of a luxury guestroom renovation at the Boca Raton Resort & Club, golf related improvements at the Naples Grande golf course and the acquisition of commercial property located near the Company's Fort Lauderdale resorts.

     Restricted cash increased $2.0 million during the nine months ended March 31, 2001 compared to a decrease of $21.3 million during the nine months ended March 31, 2000. The $21.3 million decrease in restricted cash during the nine months ended March 31, 2000 related primarily to the release of restricted cash at the Boca Raton Resort & Club for facility development. Beginning in February 2000, funds previously restricted became potentially unrestricted on a monthly basis pursuant to terms of an amended loan and security agreement for the Boca Raton Resort & Club. Prior to the amendment, certain restricted amounts were potentially made available to the Company on a semi-annual basis. Under covenants to the loan agreement for the Boca Raton Resort & Club, the Company is required to deposit certain amounts into reserve accounts which are accumulated and restricted to support future debt service, furniture, fixture and equipment replacement and real estate tax payments.

  Cash Provided by (Used in) Financing Activities

     Net cash used in financing activities amounted to $149.5 million during the nine months ended March 31, 2001, compared to net cash provided by financing activities of $1.9 million during the nine months ended March 31, 2000. Cash flows for each period primarily represent borrowings under credit facilities, net of the repayment of indebtedness (including the repurchase of senior subordinated notes). During the nine months ended March 31, 2001 a substantial amount of indebtedness was repaid using a portion of the proceeds of the Arizona Biltmore Resort & Spa. In addition, during the nine months ended March 31, 2001, $2.5 million was paid to a former minority interest holder in the entity that managed the Miami Arena, which represents a partial payment for substantially all of their share of a termination fee.

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

     As of May 11, 2001, the Company had immediate availability of $144.7 million under its revolving credit line, which matures in April 2002. As a result of this availability combined with cash on hand and expected cash from operations, management believes the Company has sufficient funds to continue its capital maintenance and expansion plans and support on-going operations, including meeting debt service obligations as they come due.

FINANCIAL CONDITION

     Significant changes in balance sheet data from June 30, 2000 to March 31, 2001 are discussed below. Balance sheet changes in property and equipment, intangible assets and accounts payable and accrued expenses are primarily the result of the sale of the Arizona Biltmore Resort & Spa.

  Accounts Receivable

     Accounts receivable increased to $40.8 million at March 31, 2001, from $30.3 million at June 30, 2000. Approximately $6.7 million of the increase relates to the leisure and recreation business where it is customary for trade receivables to increase during peak operating season. The remaining increase primarily relates to the hockey team where sponsorship and broadcasting receivables tend to be higher during the regular playing season, which extends from October to April.

  Senior Subordinated Notes Payable and Credit Lines and Notes Payable, Including Current Portion

     The Company's consolidated indebtedness, including its outstanding 9.875% Senior Subordinated Notes, totaled $377.3 million at March 31, 2001 compared to $583.2 million at June 30, 2000. Approximately $59.4 million of the decrease related to the assumption of mortgage indebtedness by the buyer of the Arizona Biltmore Resort & Spa. In addition, the Company used an additional $60.0 million in net proceeds from the asset sale to repurchase a portion of its outstanding 9.875% Senior Subordinated Notes, $56.5 million to repay the outstanding balance under its revolving credit facility and $28.4 million to repay other secured indebtedness. The remaining decrease related to contractual debt repayments required under various agreements.

  Working Capital

     Current assets exceeded current liabilities by $29.0 million at March 31, 2001, compared to a working capital deficit of $66.4 million at June 30, 2000. The increase in working capital resulting from the proceeds of the sale of the Arizona Biltmore Resort & Spa was partially offset because $96.8 million outstanding under a mortgage note payable secured by the Boca Raton Resort & Club matures in August 2001 and therefore shifted from long-term portion of notes payable at June 30, 2000 to current portion of notes payable at March 31, 2001.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     None.

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on January 8, 2001 reporting certain information relating to the sale of the Arizona Biltmore Resort & Spa.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BOCA RESORTS, INC.

Date: May 15, 2001                              By: /s/ WILLIAM M. PIERCE
                                                -----------------------------------------------------
                                                    William M. Pierce
                                                    Senior Vice President, Treasurer and Chief
                                                    Financial Officer (Principal Financial Officer)

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