Form 10-K
period 2001-06-30
BOCA RESORTS INC
filed 2001-09-21
CIK 1020905

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

               FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 1-13173

                               BOCA RESORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      65-0676005
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

   501 E. CAMINO REAL, BOCA RATON, FLORIDA                         33432
   (Address of Principal Executive Offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (561) 447-5300

          Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                --------------                   -----------------------------------------
            Class A Common Stock,                         New York Stock Exchange
           par value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 17, 2001, the registrant had 39,583,392 shares of Class A common stock, $ .01 par value (the "Class A Common Stock"), outstanding and, at such date, the aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant was approximately $354.7 million. As of September 17, 2001 the registrant had 255,000 shares of Class B common stock, $.01 par value (the "Class B Common Stock"), outstanding, none of which was held by a non-affiliate of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III Portions of the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

     Part IV Portions of previously filed reports and registration statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    9
Item 3.    Legal Proceedings...........................................   10
Item 4.    Submission of Matters to a Vote of Security Holders.........   10

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................   11
Item 6.    Selected Financial Data.....................................   12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   14
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   20
Item 8.    Financial Statements and Supplementary Data.................   21
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   44

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   44
Item 11.   Executive Compensation......................................   44
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   44
Item 13.   Certain Relationships and Related Transactions..............   44

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   44

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Boca Resorts, Inc. (the "Company") is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs (the "leisure and recreation business"). The Company owned an entertainment and sports business, which primarily included the operations of the Florida Panthers Hockey Club (the "Panthers") and related arena management operations. This business was sold on July 25, 2001 and, accordingly, the entertainment and sports business has been accounted for as discontinued operations.

     The Company's resorts include the Boca Raton Resort and Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale) and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two championship golf courses located in Florida (the Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples) that serve as additional amenities to the Company's resorts as well as components of the Company's exclusive social club, known as the Premier Club. Previously, the Company owned the Arizona Biltmore Resort & Spa, however, this property was sold on December 22, 2000.

     The Company's resorts possess numerous competitive and operational strengths. The resorts are unique, irreplaceable assets in desirable locations with strong recognition and positioning in their markets. The facilities and amenities at the Company's resorts provide multiple and diverse revenue streams and attract upscale business and leisure customers. In addition, through the development of additional guestrooms and/or resort amenities, the resorts have opportunities to significantly increase revenue and cash flow.

     For a discussion of the Company's revenue, profits and assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included later herein. The Company was incorporated in Florida in 1996 and re-incorporated in Delaware in 1997.

BUSINESS STRATEGY

     While management continuously evaluates ownership, acquisition and divestiture alternatives, its current strategy is to focus on internal expansion and development opportunities of its existing properties. The Company's objective is to maximize the cash flow from, and the value of, the Company's leisure and recreation business by:

     - Continuing Internal Growth Through Capital Improvements at the
       Resorts. Management believes that the Company's resorts have the opportunity for continued internal growth. In addition to normal recurring capital expenditures, during the past five years over $200 million has been invested (or is committed to be invested) in the resorts on capital projects including the Boca Raton Resort and Club marina wing complex (consisting of 112 new water-view luxury guestrooms), spa complex, golf clubhouse, marina slips, retail and restaurant space, conference center, golf course, tennis and fitness center, parking garage and accelerated guestroom renovation; the Registry Resort at Pelican Bay with a new pool complex, additional meeting space and beachfront improvements; the construction of Grande Oaks Golf Club and Naples Grande Golf Club; as well as room renovations at the Hyatt Regency Pier 66 Hotel and Marina, the Radisson Bahia Mar Resort and Yachting Center and the Edgewater Beach Hotel.

     Management believes that these capital expenditures have resulted in, and will continue to produce, increases to the average daily room rates at its resorts. Management also believes that the high quality of the Company's resorts will continue to attract higher spending corporate groups, which in turn will increase total revenue per available room. For the year ended June 30, 2001, the average daily room rate was $209.79, room revenue per available room was $150.42 and total revenue per available room was $353.97, excluding the

Arizona Biltmore Resort & Spa. For the year ended June 30, 2000, the average daily room rate was $201.08, room revenue per available room was $141.09 and total revenue per available room was $326.58, excluding the Arizona Biltmore Resort & Spa.

     - Continued Focus on Upscale Business and Leisure Customers. Management believes that its focus on corporate group customers and upscale business and leisure customers allows the Company to maximize total revenue per available room. It has been management's experience that these customers are more likely to use the additional amenities and facilities available at the resorts, thereby increasing revenue. Additionally, group customers tend to book reservations 12 to 36 months in advance of their stay, thus enabling management to better estimate future revenue streams and manage corresponding expenses. Group business has also been used by the Company to fill off-peak leisure periods. Management believes that by targeting upscale customers the Company is well positioned to take advantage of demographic trends (which include an aging "baby-boom" population with increasing disposable income) that are creating increased demand for luxury resorts and related amenities. Management also believes the resorts will be able to capitalize on these trends given the properties' unique nature and locations. The Company's ability to capitalize on these trends is enhanced by the high barriers of entry into the luxury resort industry.

     - Continuing to Capitalize on Integration and Cost-Saving
       Opportunities. Management believes the integration of certain aspects of the resort operations will allow the Company to realize significant operating efficiencies. Management is focusing on integrating the operations of all of its resorts, including reservations, purchasing, training, information systems, insurance and marketing, in order to achieve greater operating efficiencies and improved profit margins. In addition, management believes that managing all of the resorts by a single management team with established practices and systems will improve the efficiency of the resort operations and will offer employees internal promotional opportunities.

     - Expanding Premier Club Concept. The Company continues to expand and develop its Premier Club concept, which was first introduced in 1991 at the Boca Raton Resort and Club. Membership in the Boca Raton Resort Premier Club allows Premier Club members' access to the Boca Raton Resort and Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Company expanded its Premier Club operations, with the opening of Grande Oaks Golf Club in June 1999 and Naples Grande Golf Club in February 2000. In addition to attracting new club members who provide an additional revenue stream, the Company is able to offer guests of the Company's Fort Lauderdale and Naples resorts play at these new 18-hole championship facilities and is able to offer reciprocal amenities to the Boca Raton Resort and Club Premier Club members. With its Premier Clubs, the Company generates substantial incremental revenue from its existing facilities and services. Management anticipates that the Premier Club will continue to be successful in marketing resort amenities, including restaurants, pools, and where available, tennis, golf, spas and other leisure and recreational facilities to residents in local communities in a country club/social club setting.

     The following table sets forth a summary of the key physical attributes of each of the Company's resorts:

                                                                            ACCESS TO                                        NO.
                                    NO. OF     CONFERENCE    ACCESS TO       NO. OF        NO. OF    NO. OF   NO. OF FOOD     OF
                                    ROOMS/       SPACE      NO. OF GOLF      TENNIS       SWIMMING    BOAT    & BEVERAGE    RETAIL
                           ACRES    SUITES      SQ. FT.       COURSES        COURTS        POOLS     SLIPS       SITES      SHOPS
                           -----    ------     ----------   -----------     ---------     --------   ------   -----------   ------
Boca Raton Resort and
  Club...................   343       963(1)    146,890          4(2)          30             5        27         16          12
Registry Resort at
  Pelican Bay............    24       474        43,020          4(3)          15             5        --          8           7
Edgewater Beach Hotel....     3       126         3,450          4(3)          15(4)          1        --          3           1
Hyatt Regency Pier 66
  Hotel and Marina.......    24       380        22,296          1(5)           2             2       136          6           2
Radisson Bahia Mar Resort
  and Yachting Center....    44       296        20,150          1(5)           4             1       330          3           5
                            ---     -----       -------          --            --            --       ---         --          --
                            438(6)  2,239       235,806          9             51            14       493         36          27
                            ===     =====       =======          ==            ==            ==       ===         ==          ==

---------------

(1) Excludes 112 rooms currently under construction in a new marina wing.
(2) Boca Raton Resort and Club maintains one 18-hole golf course on premises and another at the resort's country club location. In addition, the resort has access to two 18-hole golf courses through use agreements.
(3) Guests at the Registry Resort at Pelican Bay and the Edgewater Beach Hotel have access to the new 18-hole Naples Grande Golf Club, which is owned by the Company, and to three 18-hole golf courses through use agreements.
(4) Edgewater Beach Hotel guests have access to the tennis courts at the Registry Resort at Pelican Bay.
(5) Hyatt Regency Pier 66 Hotel and Marina and Radisson Bahia Mar Resort and Yachting Center have access to Grande Oaks Golf Club, which is owned by the Company.
(6) Excludes the acreage associated with Grande Oaks and Naples Grande Golf
    Clubs.

     Amenities and services at the resorts include conference facilities, golf courses, tennis facilities, spas, fitness centers, marinas, restaurants, retail outlets, swimming pools, and other activities and services. The diversity and number of amenities and services at the facilities provide the Company with substantial non-room revenue. For the year ended June 30, 2001, approximately 58% of resort revenue was generated from non-room sources. In addition, these luxury amenities and services allow the Company to maintain premium pricing for its rooms.

     The resorts' conference facilities and other amenities make them attractive locations for group functions. The conference facilities include over 235,000 square feet of conference space. The Company maintains its own in-house planning and logistics capabilities that allow sales and marketing personnel to market multiple resort locations to corporate and association groups that prefer to change conference locations from year to year.

     The Company continues to expand and develop the Premier Club concept, which was first introduced in 1991 at the Boca Raton Resort and Club. Membership in the Boca Raton Resort Premier Club allows Premier Club members' access to the Boca Raton Resort and Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Boca Raton Resort Premier Club currently requires an initial membership fee of $50,000 and annual social dues starting at $3,150. Additional dues are required for members who wish to use the resort's golf and tennis facilities. In addition, Premier Club members generate revenue through the use of existing resort facilities and services, which are available on a fee-for-use basis. The Company opened Grande Oaks Golf Club in June 1999 and Naples Grande Golf Club in February 2000 offering members and guests of the Company's Fort Lauderdale and Naples resorts play at these championship golf facilities as well as reciprocal amenities to the Boca Resort Premier Club member. The Company currently charges $33,500 and $30,000 for membership initiation fees at Grande Oaks Golf Club and Naples Grande Golf Club, respectively, and annual golf dues of $5,356 and $4,700 at Grande Oaks Golf Club and Naples Grande Golf Club, respectively.

     Additional information relating to the Company's resorts, including renovations and distinctions, is set forth below.

BOCA RATON RESORT AND CLUB

     - Renovations/Expansion. In fiscal 2002, the Company is expected to complete construction of a new marina wing and additional marina slips. The eight-story marina wing complex will consist of 112 water-view luxury guestrooms and additional meeting space. Also in fiscal 2002, the Company is expected to complete a new state-of-the-art 40,000 square foot spa complex and a new golf clubhouse and casual restaurant. In 2000, the Company opened a new Tuscan-style restaurant and added retail space. In 1999, the Company completed a parking facility, a chiller plant and commenced activity on an accelerated room renovation, which is expected to encompass most of the 963 luxury guestrooms and be concluded in December 2001. In January 1998, the Company completed a new 140,000 square foot conference facility, a state-of-the-art tennis and fitness center complex and a new Bates-designed 18-hole golf course, replacing one of its previous 18-hole golf courses. The completion of the conference center allows the Boca Raton Resort and Club to accommodate more than one large group at a time, resulting in better occupancy of it luxury guestrooms.

     - Distinctions. Boca Raton Resort and Club has been awarded the Readers' Award as one of the "Top Hotels in North America" by Travel & Leisure magazine in 2001, received Meetings and Conventions Gold Key Award in 2001 and Corporate Meetings and Incentives Paragon Award in 2001.

REGISTRY RESORT AT PELICAN BAY

     - Renovations/Expansion. The Company added 6,000 square feet of flexible meeting space at the Registry Resort providing it with the largest meeting venue in the Naples market. The Company also completed a new pool complex with private cabana rentals and beach improvements.

     - Distinctions. Registry Resort received AAA's Four Diamond Award and been named to Zagat's Top 10 Resorts in Florida every year since 1988, was named among the Top 100 World's Best Resorts in the Continental U.S. by Travel & Leisure magazine in 2000 and received Meetings and Conventions Gold Key Award in 2000.

EDGEWATER BEACH HOTEL

     - Renovations/Expansion. Edgewater Beach Hotel is expected to complete a room renovation in December 2001.

     - Distinctions. Edgewater Beach Hotel has consistently received the AAA's Four Diamond Award and has been featured in Resorts and Great Hotels and named to Conde Nast Traveler's Best Places to Stay in the World.

HYATT REGENCY PIER 66 HOTEL AND MARINA

     - Renovations/Expansion. Hyatt Regency Pier 66 completed an $8.4 million renovation of its guestrooms in November 1998.

     - Distinctions. In 2001, the general manager of Hyatt Regency Pier 66 was named General Manager of the Year by the Florida Hotel and Motel Association and was named United States General Manager of the Year for an Outstanding Medium Sized Property by the American Hotel and Lodging Association. In addition, Hyatt Regency Pier 66 has consistently received the AAA's Four Diamond Award, Successful Meetings Magazine's Pinnacle Award in 2000 and Meetings and Conventions Gold Key Award in 2000.

     - Franchise Agreement. Upon the acquisition of Hyatt Regency Pier 66, the Company assumed the rights under a 20-year franchise agreement with Hyatt Franchise Corporation. The Hyatt franchise agreement terminates in November 2014. The Hyatt franchise agreement provides for the payment of monthly royalty fees equal to 5% of gross room revenue. The Hyatt franchise agreement also provides for the payment to Hyatt of certain Hyatt "allocable chain expenses" relating to sales and marketing costs based on the total number of guestrooms at Hyatt Regency Pier 66 compared to the average number of guestrooms in all Hyatt hotels in the United States, and the Hyatt franchise agreement provides for the payment of a fee for using the Hyatt reservation system. The Hyatt franchise agreement requires that Hyatt Regency Pier 66 maintain a reserve, equal to 4% of gross room revenue, for replacement of furniture, fixtures and equipment and for those repairs and maintenance costs that are capitalizable under generally accepted accounting principles. The franchise agreement requires significant renovations of guestrooms, corridors and other public areas every five to six years. The replacement of other furniture, fixtures and equipment, as defined in the agreement, is required every 10 to 12 years.

RADISSON BAHIA MAR RESORT AND YACHTING CENTER

     - Renovations/Expansion. Radisson Bahia Mar completed a comprehensive room renovation in 2000.

     - Distinctions. Radisson Bahia Mar has consistently received the Mobil Travel Guide's Three Star Award and the AAA's Three Diamond Award and was previously awarded the Radisson Hotels Worldwide President's Award and the Anchor Award presented by Marine Industries Association of South Florida. Each Fall, the Radisson Bahia Mar marina is host to the International Boat Show, an annual six-day boating and marine event, which is believed to be the world's largest in-water boat show.

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

     In addition to the resort properties discussed above, the Company also owns Grande Oaks Golf Club and Naples Grande Golf Club. Grande Oaks Golf Club was formerly known as Rolling Hills Golf Club, site of the hit comedy "Caddy Shack". The property now features a redesigned 18-hole championship golf course designed by Raymond Floyd, a 35-acre, newly designed practice facility and a newly constructed clubhouse. Naples Grande Golf Club, which opened in February 2000, was designed by golf architect Rees Jones. He created an optimum environment for golfers, relying on the natural surroundings and existing foliage.

CUSTOMERS AND MARKETING

     The core customer base for the Company's business consists of corporate and other group customers, affluent local residents, upscale leisure travelers and individual business travelers. The Company's marketing efforts involve (1) use of a sales force to develop national corporate and other group business for the resort facilities by focusing on identifying, obtaining and maintaining corporate and other group accounts whose employees conduct business nationwide, and (2) the use of advertisements that target individual business travelers and upscale leisure travelers in magazines such as Conde Nast Traveler, Travel and Leisure, Travel Weekly and Meetings and Conventions as well as newspapers such as The New York Times. The Company's franchised resorts also benefit from the strong distribution resulting from the national reservation systems of the franchisors of the Hyatt and Radisson brands. The Company continues to focus on expanding its Internet presence and sales capabilities to increase revenue and improve customer service. In addition, the Company is enhancing its marketing efforts by integrating the Company's proprietary customer databases, in order to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities.

COMPETITION

     The resort and hotel industry is highly competitive. Competitive factors include room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, name recognition, and availability of alternative resort and hotel operations in local markets. While some of the Company's competitors are private management firms, several are large national and international chains that own and operate hotels or manage hotels owned by third parties. A variety of brands compete directly with the Company.

INSURANCE

     The Company maintains comprehensive insurance on its properties, including liability, business interruption, fire and extended coverage including windstorm and flood, in the types and amounts management believes are customary for the resort and hotel industry. Management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on its properties at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of loss, might not be sufficient to pay the full current market value of the property. In addition, in the event of such loss, the insurance proceeds received by the Company might not be adequate to restore its economic position.

ENVIRONMENTAL MATTERS

     Under various federal, state, and local environmental laws and regulations, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such real property, as well as for the costs of complying with environmental laws regulating on-going operations. In connection with the ownership and operation of its properties, the Company may be potentially liable for such costs. The Company has obtained Phase I environmental site assessments for the real property on which each of the resorts is located. In addition, Phase II environmental assessments have been conducted at several properties. Phase I assessments are intended to identify existing, potential and suspected environmental contamination and regulatory compliance concerns, and generally include historical reviews of the property, reviews of certain public records, preliminary visual investigations of the site and surrounding properties and the preparation and issuance of written reports. Phase II assessments involve the sampling of environmental media, such as subsurface soil and groundwater, to confirm whether contamination is present at areas of concern identified during the course of a Phase I assessment.

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

EMPLOYEES

     At June 30, 2001, the Company employed 3,334 full-time and 392 part-time employees in connection with its leisure and recreation business. In addition, the Company employs 15 corporate administrative personnel. None of the employees are subject to any collective bargaining agreement and the Company believes that its relationship with its employees is good.

SEASONALITY

     The Company's revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. Because of this variability in demand, the Company's revenue fluctuates quarter-to-quarter, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although historically the trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

TRADEMARKS

     The Company has registered trademarks and service marks, some of which, including several relating to the Boca Resort name, are of material importance to the Company's business. The Company's other related marks, while valuable, are not material to its business. Trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to be generic. The Company presently uses two national trade names for two of its resorts pursuant to licensing arrangements with national franchisors. The duration for use pursuant to the licensing arrangements is disclosed under "Franchise Agreement" and "License Agreement."

DISPOSITION OPPORTUNITIES AND DISCONTINUED OPERATIONS

     Management periodically reviews the Company's business with the view to identifying properties or other assets that no longer complement its operations. On July 25, 2001, the Company sold its entertainment and sports business after a thorough examination of its strategic relationship to the core leisure and recreation operations. The purchase price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.2 million secured promissory note and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes is estimated to be between $67.0 million and $69.0 million, and the gain on disposition, which will be recorded during the three months ended September 30, 2001, is estimated to be between $23.0 million and $25.0 million. Accordingly, the Company's entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and liabilities and operating results of this discontinued operation.

     On December 22, 2000, the Company executed a definitive agreement and closed on the sale of the Arizona Biltmore Resort & Spa for $335.0 million, plus certain working capital adjustments. The Company received $283.0 million in gross cash proceeds and the buyer of the property assumed $59.4 million in indebtedness. The net proceeds from the asset sale amounted to $279.0 million and was substantially used to repay indebtedness.

RISK FACTORS

     The business, financial condition, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company's Class A Common Stock, may be adversely affected by a number of factors, including the matters discussed below. Such factors, among other items, include:

          The Company faces risks relating to travel. The Company's customers consist of corporate and other group customers, upscale leisure travelers and individual business travelers, many of which are dependent upon commercial airlines as a primary means of transportation. A change in travel patterns resulting from slowing economic conditions, a change in corporate policies relating to group meetings, air or other travel disruption, third party increases in travel costs or disruption caused by natural disaster, war or political unrest could have a material adverse effect on the Company's financial condition and results of operations.

          The Company faces a variety of risks associated with operating resorts. The Company may encounter risks common to the operations of resorts, including over-building (which may lower room rates), increases in operating costs due to inflation or other factors and decreases in revenue due to moderate or severe economic downturns. The Company may also face risks relating to the concentration of the resorts in South Florida. Any of these risks could have a material adverse effect on the Company's financial condition or results of operations.

          The Company may make significant capital expenditures to further develop the resorts and these expenditures involve risks. The Company's growth strategy contemplates expanding the infrastructure at certain of its resorts or expanding its presence within one or more markets. The resorts may also need periodic renovations or other capital improvements to keep them well maintained and competitive. Unexpected excessive costs of any expansion or needed renovation or capital improvements could have a material adverse effect on the Company's financial condition or results of operations. Also, any capital expenditure for expansion, renovation or improvement of the resorts may not generate the financial returns expected. Such capital expenditures could involve certain risks, including the possibility of environmental problems; the possibility that cash to fund renovations will not be available or that financing for renovations will not be available on favorable terms; uncertainties as to market demand or deterioration in market demand after commencement of renovations; the emergence of unanticipated zoning and regulatory requirements; so called "acts of God" such as hurricanes that could adversely impact a project and competition from other resorts, hotels and alternative lodging facilities.

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

          The Company competes for customers. The hotel and leisure industry is highly competitive. The Company's properties compete for customers with other hotel and resort properties, and, with respect to its Premier Club, with other operators of social clubs and golf courses. Some of the Company's competitors may have substantially greater marketing and financial resources and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect the Company's operating results.

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

          Control by H. Wayne Huizenga. The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. As of June 30, 2001, Mr. Huizenga, the Company's Chairman, beneficially owned voting stock of the Company with the power to vote approximately 98.5% of the total votes entitled to be cast on any matter submitted to a vote of stockholders. As the sole owner of Class B Common Stock, Mr. Huizenga has the ability to indirectly control the management and policies as well as the outcome of substantially all non-extraordinary matters submitted to the stockholders for approval, including the election of directors.

          Nothing in the charter or bylaws restricts the transfer of Class B Common Stock. As a result, Mr. Huizenga may sell his controlling interest without the approval of the holders of Class A Common Stock and Mr. Huizenga may receive a substantial premium price for selling his controlling interest in the Company.

          The Company depends on key personnel. For the foreseeable future, the Company will be materially dependent on the services of Mr. Huizenga. The loss of Mr. Huizenga's services could have a material adverse effect on the business. The Company does not carry key man life insurance on Mr. Huizenga or on any of the officers or directors.

          The Company may face a variety of risks if it enters into business acquisitions, joint ventures and/or divestitures in the future. The Company may pursue acquisitions of resort-related or other types of businesses. In addition, the Company may pursue joint ventures and/or divestitures in the future. The Company's success will depend upon the ability to identify and finance attractive alternative business acquisitions, ventures and/or divestitures. The risks related to acquisitions, joint ventures and/or divestitures include: potential diversion of management; unanticipated liabilities or contingencies from acquired businesses or ventures; environmental and other regulatory costs; suitability of a joint venture partner; increased interest costs and costs related to integration of acquisitions; integrating the businesses that the Company acquires; need to manage growth of acquired businesses or joint ventures; potential corporate reorganization and reallocation of resources due to divestitures and potential one-time losses on divestitures.

          The Company may seek additional financing. Management believes that the cash flow from operations, together with cash received from the sale of the entertainment and sports business, will be sufficient to finance the business operations, meet the debt obligations and fund the short-term growth strategy of the Company. However, management cannot assure you that the business will generate the level of cash flow from operations that it expects or that future borrowings under credit facilities will be available to the Company. If the plans or assumptions change or if the Company experiences unanticipated costs or competitive pressures, or if the Company cannot reduce its cost of borrowing or increase its borrowing base it may seek additional capital. Management believes the Company can obtain additional capital by selling debt (provided certain incurrence tests are met pursuant to existing debt agreements) or equity securities and/or by borrowing money, although no assurances can be provided that it will be able to do so. If additional capital is not obtained when it is needed, this may have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located at the Boca Raton Resort and Club. The Company considers its resorts to be leading establishments with respect to desirability of location, size of facilities, physical condition, quality and variety of services offered in the areas in which they are located. See further description of properties under "Business". Certain of the Company's resorts serve as security under a revolving credit facility. See Note 8 to the Consolidated Financial Statements included elsewhere herein.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to its business.

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

                                                              PRICE RANGE OF CLASS A
                                                                   COMMON STOCK
                                                              -----------------------
                                                                 HIGH         LOW
                                                              ----------   ----------
FISCAL YEAR ENDED JUNE 30, 2001:
First Quarter...............................................   $12.1250     $ 9.5625
Second Quarter..............................................    15.6875      10.7500
Third Quarter...............................................    14.3750      11.3300
Fourth Quarter..............................................    14.7300      10.8500

FISCAL YEAR ENDED JUNE 30, 2000:
First Quarter...............................................   $ 11.125     $ 8.6875
Second Quarter..............................................     10.750       8.5000
Third Quarter...............................................      9.875       7.6250
Fourth Quarter..............................................      9.875       8.2500

     On September 17, 2001, the last reported sales price of the Class A Common Stock on The New York Stock Exchange was $11.85. As of the same date, there were approximately 9,100 holders of record of the Class A Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. On July 25, 2001, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club and related arena management operations. Accordingly, the Company's entertainment and sports business has been accounted for as discontinued operations and the accompanying selected financial data has been restated to report separately the net assets and operating results of this discontinued operation.

                                                          YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                            2001       2000       1999     1998(1)    1997(1)
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Leisure and recreation revenue..........  $329,171   $361,360   $327,001   $252,603   $ 17,567
Operating expenses:
  Cost of leisure and recreation
     services...........................   143,567    156,620    141,456    110,084      6,658
  Selling, general and administrative
     expenses...........................    89,624     98,731     94,856     81,300      6,929
  Amortization and depreciation.........    35,490     34,436     28,343     17,987      1,459
                                          --------   --------   --------   --------   --------
  Total operating expenses..............   268,681    289,787    264,655    209,371     15,046
                                          --------   --------   --------   --------   --------
  Operating income......................    60,490     71,573     62,346     43,232      2,521
  Interest and other income.............     5,164      1,529      2,826      2,064      1,669
  Interest and other expense............   (47,150)   (55,040)   (55,377)   (25,290)    (1,192)
                                          --------   --------   --------   --------   --------
  Income from continuing operations
     before income taxes................    18,504     18,062      9,795     20,006      2,998
  Provision for income taxes............     4,724        805      1,300         --         --
                                          --------   --------   --------   --------   --------
  Income from continuing operations.....    13,780     17,257      8,495     20,006      2,998
  Loss from discontinued operations, net
     of income taxes....................    (8,862)    (3,771)      (436)   (18,733)   (13,258)
  Extraordinary loss on early
     extinguishment of debt, net of
     benefit for income taxes...........    (1,236)        --     (2,658)        --         --
                                          --------   --------   --------   --------   --------
          Net income (loss).............  $  3,682   $ 13,486   $  5,401   $  1,273   $(10,260)
                                          ========   ========   ========   ========   ========
Basic and diluted net income (loss) per
  share:
  Income from continuing operations.....  $   0.34   $   0.42   $   0.23   $   0.57   $   0.22
  Loss from discontinued operations.....     (0.22)     (0.09)     (0.01)     (0.53)     (0.96)
  Extraordinary loss on early
     extinguishment of debt.............     (0.03)        --      (0.07)        --         --
                                          --------   --------   --------   --------   --------
          Net income (loss) per share...  $   0.09   $   0.33   $   0.15   $   0.04   $  (0.74)
                                          ========   ========   ========   ========   ========
OTHER DATA:
EBITDA(2)...............................  $101,144   $107,538   $ 93,515   $ 63,283   $  5,649
Membership fees deferred during the
  period(3).............................    11,848     12,532      8,198      5,814         --
                                          --------   --------   --------   --------   --------
Adjusted EBITDA(4)......................  $112,992   $120,070   $101,713   $ 69,097   $  5,649
                                          ========   ========   ========   ========   ========
EBITDA margin(5)........................        31%        30%        29%        25%        32%
Adjusted EBITDA margin(6)...............        33%        32%        30%        27%        32%
Capital expenditures....................  $ 60,778   $ 63,090   $ 98,514   $ 50,736   $    436

                                                                 AT JUNE 30,
                                          ----------------------------------------------------------
                                            2001        2000         1999         1998        1997
                                          --------   ----------   ----------   ----------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...............  $  9,909   $    7,796   $    7,926   $   32,162   $  6,484
Restricted cash.........................  $    500   $   10,176   $   31,686   $   18,207   $ 30,110
Total current assets....................  $ 96,779   $  106,802   $  124,499   $  130,740   $109,376
Total assets............................  $946,132   $1,271,115   $1,256,524   $1,092,835   $585,232
Total current liabilities...............  $ 51,294   $  135,108   $   93,325   $  373,801   $ 34,524
Total debt..............................  $273,511   $  583,195   $  584,105   $  540,626   $186,056
Non-current obligations.................  $409,195   $  633,813   $  672,919   $  288,523   $249,555
Shareholders' equity....................  $485,643   $  502,194   $  490,280   $  430,511   $301,153

---------------

(1) The Company acquired substantially all of its properties comprising the leisure and recreation business during fiscal 1997 and 1998.
(2) EBITDA represents earnings before interest expense, interest income, income taxes, depreciation, amortization, extraordinary items and discontinued operations. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(3) Represents the annual change in deferred revenue from the Company's Premier Clubs. The Premier Clubs currently require a non-refundable initial membership fee. Initial membership fees are recorded as revenue over the estimated life of the membership. Unrecognized portions of the initial membership fees are included in deferred revenue in the accompanying Consolidated Balance Sheets.
(4) Adjusted EBITDA represents EBITDA plus the amount of the Company's Premier Club net membership fees deferred during the period.
(5) EBITDA margin is defined as EBITDA divided by revenue.
(6) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by the sum of revenue plus the Company's Premier Club net membership fees deferred during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company, which are included elsewhere herein.

PRO FORMA RESULTS OF OPERATIONS

     The accompanying tables and associated discussion are set forth on a pro forma basis, which excludes the operating results from the Arizona Biltmore Resort & Spa which was sold in December 2000 and the entertainment and sports business which was sold in July 2001 and gives effect to the application of the related proceeds as if such assets were sold at the beginning of each period presented. Management believes the pro forma data provides a more meaningful comparison of the periods presented.

PRO FORMA BUSINESS SEGMENT INFORMATION

     The accompanying table outlines pro forma operating data for the year ended June 30 (in 000's) as adjusted to exclude the operating results from the Arizona Biltmore Resort & Spa and the entertainment and sports business.

                                                                2001       2000       1999
                                                              --------   --------   --------
Revenue:
  Leisure and recreation....................................  $289,315   $267,744   $253,387
Operating expenses:
  Cost of leisure and recreation services...................   126,892    121,062    112,995
  Selling, general and administrative expenses:
     Leisure and recreation.................................    70,784     66,024     63,674
     Corporate..............................................     8,226      8,524      7,848
  Amortization and depreciation:
     Leisure and recreation.................................    30,674     25,579     21,131
     Corporate..............................................       295        118         37
                                                              --------   --------   --------
          Total operating expenses..........................   236,871    221,307    205,685
                                                              --------   --------   --------
  Operating income (loss):
     Leisure and recreation.................................    60,965     55,079     55,587
     Corporate..............................................    (8,521)    (8,642)    (7,885)
                                                              --------   --------   --------
          Total operating income............................    52,444     46,437     47,702
Interest and other income...................................     9,150      7,332      6,122
Interest and other expense..................................   (29,100)   (27,382)   (25,086)
                                                              --------   --------   --------
Income from continuing operations before income taxes.......    32,494     26,387     28,738
                                                              ========   ========   ========
EBITDA:
  Leisure and recreation....................................  $ 91,639   $ 80,658   $ 76,718
  Corporate.................................................    (8,226)    (8,524)    (7,848)
                                                              --------   --------   --------
          Total.............................................  $ 83,413   $ 72,134   $ 68,870
                                                              ========   ========   ========
Adjusted EBITDA:
  Leisure and recreation....................................  $103,487   $ 93,190   $ 84,916
  Corporate.................................................    (8,226)    (8,524)    (7,848)
                                                              --------   --------   --------
          Total.............................................  $ 95,261   $ 84,666   $ 77,068
                                                              ========   ========   ========

SEASONALITY

     The resort operations are generally seasonal. The resorts historically experience greater revenue, costs and profits in the second and third quarters of the fiscal year ended June 30 due to increased occupancy and room rates during the winter months.

IMPACT OF INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenue and results of operations. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenue or earnings during fiscal 2002. Many of the costs of operating the resorts can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates (as well as other changing market conditions). The Company has less flexibility in changing group rates since guest reservations are typically made 12 to 36 months in advance of the stay. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be adversely affected. See Note 8 to the Consolidated Financial Statements.

CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS

     Pro forma income from continuing operations before income taxes was $32.5 million, and $26.4 million and $28.7 million during the years ended June 30, 2001, 2000 and 1999, respectively.

     The increases in pro forma income from continuing operations before income taxes during the year ended June 30, 2001 over the prior years was primarily due to improved leisure and recreation business operating results arising from higher revenue and slightly improved profit margins, partially offset by an increase in depreciation expense. Specifically, both consolidated EBITDA and Adjusted EBITDA margins improved two percentage points during the year ended June 30, 2001 compared to the year ended June 30, 2000 because of growth in revenue and certain efficiencies in direct room labor costs. Additional information relating to the operating results of the Company's business is set forth below.

     Select pro forma operating data for the Company's leisure and recreation business for the year ended June 30 is set forth below (in 000's except operating statistics):

                                             2001     % CHG.     2000     % CHG.     1999
                                           --------   ------   --------   ------   --------
Revenue:
  Room revenue...........................  $122,943     6%     $115,668      3%    $111,855
  Non-room related revenue...............   166,372     9%      152,076      7%     141,532
                                           --------            --------            --------
          Total leisure and recreation
            revenue......................  $289,315     8%     $267,744      6%    $253,387
Operating Statistics:
  Available room nights..................   817,337    --%      819,840     --%     817,600
  Average daily rate.....................  $ 209.79     4%     $ 201.08      4%    $ 194.11
  Occupancy..............................      71.7%    2%         70.2%    (1)%       70.5%
  Room revenue per available room........  $ 150.42     7%     $ 141.09      3%    $ 136.81
  Total leisure and recreation revenue
     per available room..................  $ 353.97     8%     $ 326.58      5%    $ 309.92

PRO FORMA REVENUE

     Pro forma leisure and recreation revenue totaled $289.3 million, $267.7 million and $253.4 million during the years ended June 30, 2001, 2000 and 1999, respectively. The leisure and recreation business generates a diversified stream of revenue. Pro forma non-room revenue, which represented over 56% of leisure and recreation revenue for each period presented, was derived from sources such as food and beverage sales, yachting and marina revenue, golf revenue, club membership fees and dues, retail sales and other resort amenities. The increase in non-room revenue during the year ended June 30, 2001 over the year ended June 30, 2000 and 1999 was primarily associated with increases in golf related revenue at Naples Grande and Grande Oaks Golf Clubs. As outlined above, the resort portfolio also yielded increases in the average daily room rate ("ADR") and occupancy during the year ended June 30, 2001 compared to the prior year periods. Increases to ADR and occupancy were primarily attributable to an expanded amenity base at the Company's resorts coupled with certain room renovations. The decrease in available rooms nights during the year ended

June 30, 2001 versus the prior year period was primarily because the prior year period included one additional room night due to leap year.

PRO FORMA OPERATING EXPENSES

     Pro forma cost of leisure and recreation services totaled $126.9 million, or 44% of pro forma revenue, during the year ended June 30, 2001, compared to $121.1 million, or 45% of pro forma revenue, during the year ended June 30, 2000 and $113.0 million, or 45% of pro forma revenue, during the year ended June 30, 1999. Pro forma cost of services, as a percent of pro forma revenue, decreased during the year ended June 30, 2001 compared to the prior year periods primarily because of an increase in ADR together with room labor cost efficiencies.

     Pro forma selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $70.8 million, $66.0 million and $63.7 million during the years ended June 30, 2001, 2000 and 1999, respectively, and was 25% of pro forma revenue for each of the periods presented despite an increase in energy and insurance during the year ended June 30, 2001. Pro forma S,G&A of the leisure and recreation business includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses.

     Pro forma amortization and depreciation expense for the leisure and recreation business totaled $30.7 million, $25.6 million and $21.1 million during the years ended June 30, 2001, 2000 and 1999, respectively. The increase during the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily due to the completion of several capital projects at the Boca Raton Resort and Club and Registry Resort resulting in additional depreciation expense. The increase during the year ended June 30, 2000 compared to the year ended June 30, 1999 was primarily due to the completion of Naples Grande and Grande Oaks Golf Clubs and several capital projects at the Boca Raton Resort and Club.

PRO FORMA OPERATING INCOME

     Pro forma operating income for the leisure and recreation business totaled $61.0 million, $55.1 million and $55.6 million during the years ended June 30, 2001, 2000 and 1999, respectively. The increase in pro forma operating income during the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily the result of an increase in revenue and profit margins, partially offset by additional depreciation expense associated with recently completed capital projects. While revenue and gross profits increased during the year ended June 30, 2000 over the year ended June 30, 1999, a larger increase in depreciation expense caused a decrease in operating income.

PRO FORMA CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Pro forma corporate general and administrative expenses totaled $8.2 million, $8.5 million and $7.8 million during the years ended June 30, 2001, 2000 and 1999, respectively. Pro forma corporate general and administrative expenses decreased during the year ended June 30, 2001 because certain non-recurring legal fees were incurred during the year ended June 30, 2000.

PRO FORMA INTEREST AND OTHER INCOME

     Pro forma interest and other income totaled $9.2 million, $7.3 million and $6.1 million during the years ended June 30, 2001, 2000 and 1999, respectively. The increase in pro forma interest and other income during the year ended June 30, 2001 compared to the years ended June 30, 2000 and 1999 was primarily because of higher interest-bearing cash balances on hand throughout the 2001 period.

PRO FORMA INTEREST AND OTHER EXPENSE

     Pro forma interest and other expense totaled $29.1 million, $27.4 million and $25.1 million during the years ended June 30, 2001, 2000 and 1999, respectively. Pro forma interest and other expense relates to the remaining outstanding $273.0 principal amount of 9.875% Senior Subordinated Notes, an unused fee equal to

 .5% on the Company's $146.0 million secured revolving credit facility and amortization of related debt issuance costs, offset by capitalized interest. The change in pro forma interest and other expense during the periods presented was primarily the result of fluctuations in the amount of capitalized interest on qualifying projects. See Note 2 to the Consolidated Financial Statements included later herein.

PRO FORMA EBITDA

     Pro forma EBITDA represents earnings before extraordinary items, interest expense, interest income, income taxes, depreciation and discontinued operations. Pro forma EBITDA totaled $83.4 million, $72.1 million and $68.9 million during the years ended June 30, 2001, 2000 and 1999, respectively. The increase in pro forma EBITDA during the year ended June 30, 2001 over the prior year periods was primarily due to an increase in revenue and profit margins. See discussion of business segment financial performance above for additional information on comparative operating results. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

PRO FORMA ADJUSTED EBITDA

     Pro forma Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the periods presented. The net membership fees deferred represents the annual change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort and Club, Naples Grande and Grande Oaks Golf Clubs. Net memberships deferred totaled $11.8 million, $12.5 million and $8.2 million during the years ended June 30, 2001, 2000 and 1999, respectively. The Company opened Naples Grande Golf Club in February 2000, which resulted in strong introductory membership sales during the year ended June 30, 2000.

DISCONTINUED OPERATIONS AND DIVESTITURES

     The Company sold its entertainment and sports business in July 2001. Accordingly, the operations have been accounted for as discontinued operations. The loss from discontinued operations was $8.9 million, $3.8 million and $436,000, for the years ended June 30, 2001, 2000 and 1999, respectively. The figures for the year ended June 30, 2001 and June 30, 2000 are net of a $5.4 million and $805,000 benefit for income taxes, respectively. The figure for the year ended June 30, 1999 is net of a provision for income taxes of $328,000. The decrease in operating results before income taxes during the periods presented was primarily due to a decline in average paid attendance at Panther home games and higher players' salaries.

     The Company sold the Arizona Biltmore Resort & Spa in December 2000. Operating income for the period in which the Company owned the resort during fiscal 2001 (July 1, 2000 through December 21, 2000) totaled $8.0 million. Operating income totaled $25.1 million and $14.6 million during the years ended June 30, 2000 and 1999, respectively.

     A portion of the Company's interest expense has been allocated to discontinued operations based upon its average borrowing cost and the average funds the discontinued operations borrowed from the parent. A portion of the Company's interest expense has been allocated to the Arizona Biltmore Resort & Spa based upon the debt balance attributable to it operations. Certain selling, general and administrative expenses incurred by the Company have been allocated to discontinued operations and the Arizona Biltmore Resort & Spa based upon the specific identification method.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" prohibits the pooling method of accounting for business combinations and requires business combinations to be accounted for using the purchase method of accounting. The requirements of this statement should be applied to business combinations initiated after June 30, 2001. The Company believes the adoption of SFAS No. 141 will not have a material impact on its results of operations or financial position.

     SFAS No. 142, "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually, or with a group of assets, should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill shall not be amortized. Goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 142 and will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as the Company applies its provisions. Amortization of goodwill totaled $1.7 million for the year ended June 30, 2001, however, this is not intended to be indicative of the expected impact on the Company's future results of operations.

     SFAS No. 143, "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on July 1, 2002, as required.

LIQUIDITY

     Unrestricted cash and cash equivalents increased to $9.9 million at June 30, 2001, from $7.8 million at June 30, 2000 and $7.9 million at June 30, 1999. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $37.0 million, $40.0 million and $71.6 million during the years ended June 30, 2001, 2000 and 1999, respectively. The decrease in cash flow from operations during the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily the result of an increase of $9.8 million in income taxes paid, partially offset by an increase in cash derived from the leisure and recreation business. The income taxes paid during 2001 included certain estimated quarterly tax payments for fiscal 2001 as well as actual income taxes incurred for fiscal 2000. Income taxes paid for fiscal 1999 were nominal because the Company had available net operating losses to offset taxable income for that year. The decrease in cash flow from operations during the year ended June 30, 2000 compared to the year ended June 30, 1999 was due to a combination of factors including having an increase in accounts receivable for the leisure and recreation business due to the timing of collection on certain group contracts and incurring an increase in cash paid for certain corporate professional fees (a significant portion of such professional fees were accrued but unpaid as of June 30, 1999).

  Net Cash Provided by (Used in) Investing Activities

     Net cash provided by investing activities amounted to $222.3 million during the year ended June 30, 2001 compared to cash used in investing activities of $36.9 million and $115.4 million during the years ended

June 30, 2000 and 1999, respectively. The significant change was primarily the result of the sale of the Arizona Biltmore Resort & Spa during the year ended June 30, 2001, which yielded net proceeds to the Company of $279.0 million.

     Capital expenditures totaled $60.8 million, $63.1 million and $98.5 million during the years ended June 30, 2001, 2000 and 1999, respectively. During the year ended June 30, 2001, capital spending at the Boca Raton Resort and Club commenced on new projects including an eight-story marina wing complex consisting of 112 water-view luxury guestrooms, a spa complex, a golf clubhouse and marina slips, as well as continued spending on room renovations, with 80% of the guestrooms completed. In addition, at the Boca Raton Resort and Club the Company completed a new Tuscan style restaurant and retail pavilion, which opened in November 2000. During the year ended June 30, 2001, the Company also completed a new pool/aquatic center, 6,000 square feet of additional conference space and enhancements to the beach facility and boardwalk at the Registry Resort and renovated its 296 guestrooms at the Bahia Mar Resort and Yachting Center.

     During the year ended June 30, 2000, capital spending primarily related to the construction of a guest parking facility and commencement of a luxury guestroom renovation at the Boca Raton Resort and Club, golf related improvements at the Naples Grande golf course and the acquisition of commercial property located near the Company's Fort Lauderdale resorts.

     During the year ended June 30, 1999, capital spending related to continued development and construction at Grande Oaks Golf Club, continued construction of a 120 guestroom addition at the Arizona Biltmore Resort & Spa, the acquisition of land in Naples and Plantation, Florida and other recurring furniture, fixture and equipment improvements at the resorts.

     Restricted cash totaled $500,000, $10.2 million and $31.7 million at June 30, 2001, 2000 and 1999, respectively. The change in restricted cash primarily related to escrow accounts maintained in accordance with the terms of mortgage-note agreements, which notes were subsequently paid by the Company.

     Cash used in investing activities from discontinued operations totaled $2.3 million during the year ended June 30, 2001 and $3.5 million during the year ended June 30, 1999. Cash provided by investing activities from discontinued operations totaled $8.7 million during the year ended June 30, 2000 and included a $10.5 million termination fee pursuant to the termination of the Miami Arena Contract, a portion of which was paid to vendors and outside minority interest holders. See Note 14 to the Consolidated Financial Statements included later herein.

  Net Cash Provided by (Used in) Financing Activities

     Net cash used in financing activities totaled $257.3 million and $3.2 million during the years ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities totaled $19.6 million during the year ended June 30, 1999. Cash flows for each period primarily represent borrowings under credit facilities, net of the repayment of indebtedness (including the repurchase of senior subordinated notes) and sales/repurchases of Class A Common Stock. During the year ended June 30, 2001 a substantial amount of indebtedness was repaid, and Class A Common Stock repurchased, using a portion of the proceeds from the sale of the Arizona Biltmore Resort & Spa.

CAPITAL RESOURCES

     The Company's capital resources are provided from both internal and external sources. The primary capital resources from internal operations include
(1) room rentals, food and beverage sales, retail sales, golf revenue, tennis revenue, marina and conference services at the resorts and (2) Premier Club memberships. The primary external sources of liquidity have been the issuance of debt securities and borrowing under term loans and credit lines.

     As of August 31, 2001, the Company had immediate availability of $144.7 million under its revolving credit line, which matures in April 2002. While management expects to renew/replace its existing revolving credit line upon maturity, no assurances can be given that management will be successful in doing so. As a result of the current availability under this credit line, combined with cash on hand due to the sale of the entertainment and sports business in July 2001 which is estimated to be between $67.0 million and $69.0 million and expected cash from operations, management believes the Company has sufficient funds to continue its capital maintenance and expansion plans and support on-going operations, including meeting debt service obligations as they come due.

WORKING CAPITAL

     Current assets exceeded current liabilities by $45.5 million at June 30, 2001. Current liabilities exceeded current assets by $28.3 million at June 30, 2000. The improvement from June 30, 2000 to June 30, 2001 was primarily because the Company sold the Arizona Biltmore Resort & Spa and received net proceeds of $279.0 million. A portion of such proceeds was used to repay indebtedness.

RECENT EVENTS

     On September 11, 2001, there were terrorist attacks on New York's two World Trade Center towers as well as the Pentagon, which involved the hijacking of four U.S. commercial aircraft. Management is currently evaluating the impact of these events on its near-term results of operations and financial condition.

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

     These risk factors have been previously described and include, among others, the Company's ability to obtain financing on acceptable terms to meet operating expenses and finance its growth, competition in the Company's principal businesses, the Company's ability to integrate and successfully operate acquired businesses and the risks associated with these businesses, the Company's dependence on key personnel and the Company's ability to properly assess and capitalize on future business opportunities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   22
Consolidated Balance Sheets as of June 30, 2001 and 2000....   23
Consolidated Statements of Operations for the Years Ended
  June 30, 2001, 2000 and 1999..............................   24
Consolidated Statements of Shareholders' Equity for the
  Years Ended June 30, 2001, 2000 and 1999..................   25
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2001, 2000 and 1999..............................   26
Notes to Consolidated Financial Statements..................   27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Boca Resorts, Inc.:

     We have audited the accompanying consolidated balance sheets of Boca Resorts, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boca Resorts, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
August 6, 2001.

                               BOCA RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,

                                                                2001        2000
                                                              --------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,909   $    7,796
  Restricted cash...........................................       500       10,176
  Accounts receivable, net..................................    23,415       26,327
  Inventory.................................................     7,232        7,820
  Current portion of Premier Club notes receivable..........     4,009        4,001
  Other current assets......................................     6,003        4,417
  Net assets of discontinued operations.....................    45,711       46,265
                                                              --------   ----------
          Total current assets..............................    96,779      106,802
Property and equipment, net.................................   792,094    1,054,553
Intangible assets, net......................................    34,518       83,840
Long-term portion of Premier Club notes receivable, net.....     8,224        7,487
Other assets................................................    14,517       18,433
                                                              --------   ----------
          Total assets......................................  $946,132   $1,271,115
                                                              ========   ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 32,402   $   45,892
  Current portion of deferred revenue.......................    18,683       18,167
  Current portion of credit lines and notes payable.........       209       71,049
                                                              --------   ----------
          Total current liabilities.........................    51,294      135,108
Credit lines and notes payable..............................       342      172,146
Deferred revenue, net of current portion....................    35,479       25,650
Other liabilities...........................................    10,160           --
Deferred income taxes.......................................    32,436       35,643
Senior subordinated notes payable...........................   272,960      340,000
Premier Club refundable membership fees.....................    57,818       60,374
Commitments and contingencies (Note 12)
Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 39,621,027 and 40,606,072 shares issued
     and outstanding at June 30, 2001 and 2000,
     respectively...........................................       396          406
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     June 30, 2001 and 2000.................................         3            3
  Contributed capital.......................................   464,626      484,849
  Retained earnings.........................................    20,618       16,936
                                                              --------   ----------
          Total shareholders' equity........................   485,643      502,194
                                                              --------   ----------
          Total liabilities and shareholders' equity........  $946,132   $1,271,115
                                                              ========   ==========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,

                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Leisure and recreation....................................   $329,171      $361,360      $327,001
Operating expenses:
  Cost of leisure and recreation services...................    143,567       156,620       141,456
  Selling, general and administrative expenses..............     89,624        98,731        94,856
  Amortization and depreciation.............................     35,490        34,436        28,343
                                                               --------      --------      --------
          Total operating expenses..........................    268,681       289,787       264,655
                                                               --------      --------      --------
Operating income............................................     60,490        71,573        62,346
Interest and other income...................................      5,164         1,529         2,826
Interest and other expense..................................    (47,150)      (55,040)      (55,377)
                                                               --------      --------      --------
Income from continuing operations before income taxes.......     18,504        18,062         9,795
Provision for income taxes..................................      4,724           805         1,300
                                                               --------      --------      --------
Income from continuing operations...........................     13,780        17,257         8,495
Loss from discontinued operations, net of benefit for income
  taxes.....................................................     (8,862)       (3,771)         (436)
Extraordinary loss on early extinguishment of debt, net of
  benefit for income taxes..................................     (1,236)           --        (2,658)
                                                               --------      --------      --------
          Net income........................................   $  3,682      $ 13,486      $  5,401
                                                               ========      ========      ========
Basic and diluted net income per share:
  Income from continuing operations.........................   $   0.34      $   0.42      $   0.23
  Loss from discontinued operations.........................      (0.22)        (0.09)        (0.01)
  Extraordinary loss on early extinguishment of debt........      (0.03)           --         (0.07)
                                                               --------      --------      --------
          Net income per share..............................   $   0.09      $   0.33      $   0.15
                                                               ========      ========      ========
Shares used in computing net income per share -- basic......     40,317        40,861        36,993
                                                               ========      ========      ========
Shares used in computing net income per share -- diluted....     40,958        40,868        37,146
                                                               ========      ========      ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       CLASS A           CLASS B
                                    COMMON STOCK      COMMON STOCK
                                   ---------------   ---------------                   RETAINED
                                   NUMBER            NUMBER                           EARNINGS/         TOTAL
                                     OF                OF              CONTRIBUTED   (ACCUMULATED   SHAREHOLDERS'
                                   SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL       DEFICIT)        EQUITY
                                   ------   ------   ------   ------   -----------   ------------   -------------
                                                                   (IN THOUSANDS)
Balance, June 30, 1998...........  34,888    $349     255      $  3     $432,110       $(1,951)       $430,511
  Sales of common stock..........  5,598       56      --        --       55,672            --          55,728
  Net income.....................     --       --      --        --           --         5,401           5,401
  Stock issued in acquisitions...     63        1      --        --          549            --             550
  Tax effect of stock issuance to
    acquire an asset.............     --       --      --        --       (1,930)           --          (1,930)
  Exercise of stock options......      2       --      --        --           20            --              20
                                   ------    ----     ---      ----     --------       -------        --------
Balance, June 30, 1999...........  40,551     406     255         3      486,421         3,450         490,280
  Net income.....................     --       --      --        --           --        13,486          13,486
  Warrant activity...............     --       --      --        --       (1,080)           --          (1,080)
  Stock issued in acquisitions...     50       --      --        --          539            --             539
  Tax effect of stock issuance to
    acquire an asset.............     --       --      --        --       (1,078)           --          (1,078)
  Exercise of stock options......      5       --      --        --           47            --              47
                                   ------    ----     ---      ----     --------       -------        --------
Balance, June 30, 2000...........  40,606     406     255         3      484,849        16,936         502,194
  Net income.....................     --       --      --        --           --         3,682           3,682
  Repurchase of Class A
    Common Stock.................   (593)      (6)     --        --       (6,821)           --          (6,827)
  Tax effect of stock issuance to
    acquire an asset.............     --       --      --        --       (4,561)           --          (4,561)
  Expiration of exchange
    rights.......................   (448)      (4)     --        --       (9,639)           --          (9,643)
  Exercise of stock options......     56       --      --        --          546            --             546
  Other stock option activity....     --       --      --        --          252            --             252
                                   ------    ----     ---      ----     --------       -------        --------
Balance, June 30, 2001...........  39,621    $396     255      $  3     $464,626       $20,618        $485,643
                                   ======    ====     ===      ====     ========       =======        ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,

                                                                2001       2000       1999
                                                              ---------   -------   ---------
                                                                      (IN THOUSANDS)
Operating activities:
  Net income................................................  $   3,682   $13,486   $   5,401
  Extraordinary loss on early extinguishment of debt, net of
     benefit for income taxes...............................      1,236        --       2,658
  Adjustments to reconcile income before extraordinary loss, net of benefit for income taxes to net cash provided by
     operating activities:
     Amortization and depreciation..........................     35,490    34,436      28,343
     Imputed interest on indebtedness with no stated rate...        725     1,868       1,283
     Loss from discontinued operations, net of benefit for
       income taxes.........................................      8,862     3,771         436
  Changes in operating assets and liabilities
     Accounts receivable....................................     (5,701)   (5,014)      2,496
     Other assets...........................................     (1,788)     (595)     12,546
     Accounts payable and accrued expenses..................     (5,644)   (6,531)     13,211
     Deferred revenue and other liabilities.................      6,221     8,833       8,953
     Net assets from discontinued operations................     (6,050)  (10,227)     (3,737)
                                                              ---------   -------   ---------
          Net cash provided by operating activities.........     37,033    40,027      71,590
                                                              ---------   -------   ---------
Investing activities:
  Net proceeds from the sale of the Arizona Biltmore Resort
     & Spa..................................................    278,968        --          --
  Cash used in business acquisitions........................         --    (4,016)         --
  Capital expenditures......................................    (60,778)  (63,090)    (98,514)
  Change in restricted cash.................................      6,415    21,510     (13,479)
  Cash provided by (used in) investing activities from
     discontinued operations................................     (2,258)    8,683      (3,452)
                                                              ---------   -------   ---------
          Net cash provided by (used in) investing
            activities......................................    222,347   (36,913)   (115,445)
                                                              ---------   -------   ---------
Financing activities:
  Borrowings under credit facilities........................     38,430    43,753     518,134
  Payments under long-term debt agreements and credit
     facilities.............................................   (222,376)  (46,929)   (553,837)
  Repurchases of 9.875% senior subordinated notes payable...    (67,040)       --          --
  Proceeds from sale of common stock........................         --        --      55,728
  Repurchases of common stock...............................     (6,827)       --          --
  Proceeds from exercise of stock options...................        546        47          20
  Cash used in financing activities from discontinued
     operations.............................................         --      (115)       (426)
                                                              ---------   -------   ---------
          Net cash provided by (used in) financing
            activities......................................   (257,267)   (3,244)     19,619
                                                              ---------   -------   ---------
Cash provided by (used in) continuing operations............      1,559    (2,242)    (17,057)
Cash provided by (used in) discontinued operations..........        554     2,112      (7,179)
Cash and cash equivalents, at beginning of period...........      7,796     7,926      32,162
                                                              ---------   -------   ---------
Cash and cash equivalents, at end of period.................  $   9,909   $ 7,796   $   7,926
                                                              =========   =======   =========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

1. NATURE OF OPERATIONS

     Boca Resorts, Inc. (the "Company") is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company's resorts include the Boca Raton Resort and Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two championship golf courses located in Florida, Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples.

     As discussed in Note 5, the Company sold the Arizona Biltmore Resort & Spa on December 22, 2000. In addition, on July 25, 2001, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club (the "Panthers") and related arena management operations. Accordingly, the Company's entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of this discontinued operation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of significant intercompany accounts and transactions.

  Use of Estimates

     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results may differ from those estimates.

  Cash and Cash Equivalents/Restricted Cash

     Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. At June 30, 2001, restricted cash consisted of purchased guarantees (letters of credit) that ensure the Company's payment to third parties under certain lease agreements. At June 30, 2000, restricted cash primarily consisted of escrow accounts maintained in accordance with the terms of mortgage-note agreements, which notes were subsequently paid by the Company. Concentration of credit risk and market risk associated with cash, cash equivalents and restricted cash are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short-term nature.

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

                               BOCA RESORTS, INC.

  Premier Club Notes Receivable

     Premier Club notes receivable are carried at cost. The accrual of interest income is suspended on all notes receivable when principal or interest payments are more than three months contractually past due and is not resumed until such loans become contractually current. The amount of loans more than three months contractually past due was not material at June 30, 2001. The Company performs credit evaluations of customers who finance their Premier Club membership and generally does not require additional security or establish a significant allowance for uncollectible balances.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of relatively minor items are charged to expense as incurred. Significant additions, along with interest incurred during the construction period for expansion at the Company's resorts, are capitalized. Interest has been capitalized using the average borrowing rate of the Company. Interest capitalized for the years ended June 30, 2001, 2000 and 1999 totaled $1.1 million, $2.8 million and $5.2 million, respectively. Depreciation and amortization has been computed using the straight-line method over the following estimated useful lives:

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

  Intangible Assets

     Intangible assets consist of goodwill, which represents the excess of the cost over the fair value of net assets of the acquired business. Goodwill is stated at amortized cost and is amortized on a straight-line basis over 40 years. Accumulated amortization at June 30, 2001 and 2000 totaled $3.6 million and $4.4 million, respectively. The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant negative trend in the Company's operating results or cash flows, a decrease in demand for the Company's services, change in the competitive environment and other industry and economic factors. The Company measures impairment of unamortized goodwill utilizing the discounted cash flow method. The present value of those estimated cash flows is then compared to the Company's net book value; if the book value exceeds the present value of those cash flows, the excess of the unamortized goodwill is written off. The discount rate used in determining the present value of those cash flows would be based on the Company's weighted average cost of capital commensurate with the risk involved. As of June 30, 2001, the Company determined that there has been no impairment of goodwill.

  Accounting for Impairment of Long-Lived Assets

     The carrying value of long-lived assets is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable based on the undiscounted cash

                               BOCA RESORTS, INC.

flows of the entity acquired over the remaining amortization period, the carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds fair value. Fair value is determined using management's best estimate of the discounted net operating cash flows over the remaining life of the assets.

  Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximates fair value due to their short-term nature. The carrying amounts of Premier Club notes receivable and long-term debt approximates fair value based on discounted future cash flows. The carrying amount of the Company's senior subordinated notes payable is $273.0 million, compared to an estimated fair value of $276.9 million, which is based on the quoted market price as of June 30, 2001 in the over-the-counter bond market. The fair value of Premier Club refundable membership fees cannot be reasonably estimated based on the uncertainty of the maturity.

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

  Advertising Expense

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense was $5.3 million, $7.0 million and $6.4 million for the years ended June 30, 2001, 2000 and 1999, respectively. Prepaid advertising for each of the periods presented was not material.

  Costs of Start-Up Activities

     Pre-operating, pre-opening, research and development and organization costs are expensed as incurred.

  Income Taxes

     The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". See Note 15.

  Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB No. 25 "Accounting for Stock Issued to Employees" and as interpreted in FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and, accordingly, recognizes no compensation expense in connection with stock option grants made to employees. See Note 11.

                               BOCA RESORTS, INC.

  Earnings Per Common Share

     SFAS No. 128, "Earnings Per Share" requires a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. Warrants totaling 325,000 for both the years ended June 30, 2001 and 2000 were antidilutive and have been excluded. Warrants totaling 1,259,905 for the year ended June 30, 1999 were antidilutive and have been excluded. Options totaling 5,513,553, 5,135,273 and 4,357,476 for the years ended June 30, 2001, 2000 and 1999, respectively, were antidilutive and have been excluded. The following table sets forth weighted average shares used to compute basic and diluted earnings per share (in 000's):

                                                               2001     2000     1999
                                                              ------   ------   ------
Basic weighted average shares outstanding...................  40,317   40,861   36,993
Stock options...............................................     641        7      153
                                                              ------   ------   ------
Diluted weighted average shares outstanding.................  40,958   40,868   37,146
                                                              ======   ======   ======

  Shareholders' Equity

     The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes.

     In connection with the acquisition of the Boca Raton Resort and Club, the Company issued rights to the predecessor owners of the property entitling them to acquire 4,242,586 shares of Class A Common Stock at any time up through April 30, 2001 for no additional consideration. All such shares were reflected as issued in the accompanying Consolidated Balance Sheet as of June 30, 2000 because the Company believed it was probable that all predecessor owners would exchange their interests for freely tradable Class A Common Stock of the Company. However, at June 30, 2001, shareholders' equity has been reduced to exclude the 447,892 expired, unexercised exchange rights. Upon issuance of the shares relating to rights that were exercised, the tax effect of the book-tax bases difference resulting from the exchange is reflected as an adjustment to contributed capital in the accompanying Consolidated Statements of Shareholders' Equity.

  Treasury Stock

     In May 2001, the Company's Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of its outstanding Class A Common Stock over the ensuing 24 months. As of June 30, 2001, the Company had repurchased 592,766 shares of Class A Common Stock for $6.8 million. The Company accounts for repurchases of its Class A Common Stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders' equity.

  Comprehensive Income

     Comprehensive income was the same as net income for the years ended June 30, 2001, 2000 and 1999.

  Impact of Recently Issued Accounting Standards

     SFAS No. 141, "Business Combinations" prohibits the pooling method of accounting for business combinations and requires business combinations to be accounted for using the purchase method of accounting. The requirements of this statement should be applied to business combinations initiated after June 30, 2001. The Company believes the adoption of SFAS No. 141 will not have a material impact on its results of operations or financial position.

                               BOCA RESORTS, INC.

     SFAS No. 142, "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually, or with a group of assets, should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill shall not be amortized. Goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 142 and will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as the Company applies its provisions. Amortization of goodwill totaled $1.7 million for the year ended June 30, 2001, however, this is not intended to be indicative of the expected impact on the Company's future results of operations.

     SFAS No. 143, "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on July 1, 2002, as required.

3. SUPPLEMENTAL CASH FLOW INFORMATION

  Interest and Income Taxes Paid

     Interest paid totaled $48.3 million, $53.1 million and $51.1 million during the years ended June 30, 2001, 2000 and 1999, respectively. Income taxes paid totaled $9.9 million, $54,000 and $380,000 during the years ended June 30, 2001, 2000 and 1999 respectively. The income taxes paid during 2001 included certain estimated quarterly tax payments for fiscal 2001 as well as actual income taxes incurred for fiscal 2000. The income taxes paid for fiscal 1999 were nominal because the Company had available net operating losses to offset taxable income for that year. See Note 15.

  Non-Cash Investing and Financing Activities

     The Company sold the Arizona Biltmore Resort & Spa in December 2000. In connection with such transaction, the buyer of the property assumed indebtedness totaling $59.4 million. The Company issued shares of Class A Common Stock totaling 50,000 (which were valued at $539,000) and 62,830 (which were valued at $550,000) in connection with business acquisitions during the years ended June 30, 2000 and 1999, respectively.

                               BOCA RESORTS, INC.

4. PREMIER CLUB NOTES RECEIVABLE

     The Company offers internal financing to qualified purchasers of Premier Club memberships. Based on the terms of the agreements, the membership notes will be collected as follows (in 000's):

2002........................................................  $ 4,009
2003........................................................    3,081
2004........................................................    2,373
2005........................................................    1,708
2006........................................................      895
Thereafter..................................................      167
                                                              -------
                                                              $12,233
                                                              =======

5. DISCONTINUED OPERATIONS AND DIVESTITURE

     On July 25, 2001, the Company sold its entertainment and sports business. The purchase price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.2 million secured promissory note and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes is estimated to be between $67.0 million and $69.0 million, and the gain on disposition, which will be recorded during the three months ended September 30, 2001, is estimated to be between $23.0 million and $25.0 million. Accordingly, the Company's entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of this discontinued operation. Operating losses totaling $2.9 million from the measurement date through June 30, 2001 have been deferred and will be recognized during the quarter ended September 30, 2001 (the quarter in which the gain on sale is recognized). A portion of the Company's interest expense has been allocated to discontinued operations based upon its average borrowing cost and the average funds the discontinued operations borrowed from the parent. Certain selling, general and administrative expenses incurred by the Company have been allocated to discontinued operations based upon the specific identification method. Summary operating results of the discontinued operations for the year ended June 30 are as follows (in 000's):

                                                             2001      2000      1999
                                                           --------   -------   -------
Revenue..................................................  $ 55,213   $60,187   $62,608
Loss from discontinued operations before income taxes....  $(14,217)  $(4,576)  $  (107)
Benefit (provision) for income taxes.....................     5,355       805      (329)
                                                           --------   -------   -------
Loss from discontinued operations........................  $ (8,862)  $(3,771)  $  (436)
                                                           ========   =======   =======

                               BOCA RESORTS, INC.

     The net assets of the discontinued operations in the Consolidated Balance Sheets at June 30 include the following (in 000's):

                                                               2001      2000
                                                              -------   -------
Cash and cash equivalents...................................  $ 2,344   $11,599
Restricted cash.............................................   16,644    14,599
Accounts receivable, net....................................    2,708     3,963
Inventory...................................................      459       492
Other current assets........................................    1,893     1,494
Property and equipment, net.................................    7,566     8,089
Intangible assets, net......................................   24,915    25,676
Other non-current assets....................................   10,193     7,761
Accounts payable and accrued expenses.......................   (5,741)  (11,067)
Current portion of deferred revenue.........................   (3,431)   (8,066)
Other current liabilities...................................   (8,982)   (4,873)
Other non-current liabilities...............................   (2,857)   (3,402)
                                                              -------   -------
  Net assets of discontinued operations.....................  $45,711   $46,265
                                                              =======   =======

     On December 22, 2000, the Company executed a definitive agreement and closed on the sale of the Arizona Biltmore Resort & Spa for $335.0 million, plus certain working capital adjustments. The Company received $283.0 million in gross cash proceeds and the buyer of the property assumed $59.4 million in indebtedness. The net proceeds from the asset sale amounted to $279.0 million and was substantially used to repay indebtedness. The gain on the asset sale was nominal. The Company is contingently liable for certain litigation relating to the Arizona Biltmore Resort & Spa. While the results of such proceedings cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position. A portion of the Company's interest expense has been allocated to the Arizona Biltmore Resort & Spa based upon the debt balance attributable to it operations. Certain selling, general and administrative expenses incurred by the Company have been allocated based upon the specific identification method. The Company's unaudited pro forma consolidated results of operations assuming the disposition of the Arizona Biltmore Resort & Spa occurred at the beginning of the period are as follows for the years indicated (in 000's):

                                                           2001       2000       1999
                                                         --------   --------   --------
Revenue................................................  $289,315   $267,744   $253,387
Operating income.......................................    52,444     46,437     47,702
Income from continuing operations before income
  taxes................................................    32,494     26,387     28,738

                               BOCA RESORTS, INC.

6. PROPERTY AND EQUIPMENT, NET

     A summary of property and equipment at June 30 is as follows (in 000's):

                                                                2001        2000
                                                              --------   ----------
Land and land improvements..................................  $283,546   $  336,681
Buildings and improvements..................................   482,187      694,230
Furniture, fixtures and equipment...........................    87,954       84,056
Construction in progress....................................    22,566       13,960
                                                              --------   ----------
                                                               876,253    1,128,927
Less: accumulated depreciation and amortization.............   (84,159)     (74,374)
                                                              --------   ----------
                                                              $792,094   $1,054,553
                                                              ========   ==========

     Depreciation and amortization expense on property and equipment included in the Consolidated Statements of Operations was approximately $33.8 million, $32.0 million and $27.6 million for the years ended June 30, 2001, 2000 and 1999, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of June 30 consists of the following (in 000's):

                                                               2001      2000
                                                              -------   -------
Accrued payroll and related costs...........................  $ 7,439   $ 6,464
Accounts payable............................................    6,900    11,757
Other accrued liabilities...................................    6,619    10,318
Accrued interest payable....................................    5,690     7,260
Accrued property taxes......................................    4,528     5,865
Income taxes payable........................................    1,226     4,228
                                                              -------   -------
                                                              $32,402   $45,892
                                                              =======   =======

                               BOCA RESORTS, INC.

8. CREDIT LINES AND NOTES PAYABLE

     As discussed in Note 5, the Company repaid a substantial amount of indebtedness during the year ended June 30, 2001 with the proceeds from the sale of the Arizona Biltmore Resort & Spa. Credit lines and notes payable at June 30 is as follows (in 000's):

                                                              2001     2000
                                                              ----   --------
Revolving credit line collateralized by all assets of Pier
  66, Bahia Mar, Registry Resort and Edgewater Beach Hotel,
  variable interest rate due April 20, 2002.................  $ --   $ 18,070
Note payable to seller, no stated interest rate, 8.8%
  imputed interest rate.....................................    --     15,942
Mortgage note payable, collateralized by substantially all
  Arizona Biltmore property and equipment, fixed interest
  rate of 8.25%.............................................    --     60,040
Senior note payable to bank, secured by a first mortgage and lien on all Boca Resort assets, fixed interest rate of
  9.0%......................................................    --    102,000
Construction loan with bank, secured by certain land, fixed
  interest rate of 7.6%.....................................    --     11,700
Capital lease on operating equipment, fixed interest rate of
  8.0%, due on November 15, 2003............................   551        743
Revolving credit facility with bank, variable interest
  rate......................................................    --     34,700
                                                              ----   --------
          Total outstanding including current portion.......  $551   $243,195
                                                              ====   ========

     The Company's revolving credit line, which matures in April 2002, requires the maintenance of customary capital expenditure reserves for the replacement of assets. In addition, the Company is required to comply with certain covenants, including without limitation, requirements to maintain a minimum net worth and maintain certain leverage ratios. The Company was in compliance with these covenants at June 30, 2001. The Company's availability under its revolving credit line at June 30, 2001 was $144.7 million. Minimum principal payments required on the Company's credit lines and notes payable for fiscal years subsequent to 2001 are as follows (in 000's):

2002........................................................  $209
2003........................................................   225
2004........................................................   117
                                                              ----
                                                              $551
                                                              ====

9. SENIOR SUBORDINATED NOTES PAYABLE

     On April 21, 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 (the "Notes") in a private placement offering (the "Offering"). The Notes were subsequently registered with the Securities and Exchange Commission. Interest on the Notes is payable semiannually on April 15 and October 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, in cash, on or after April 15, 2004, together with accrued and unpaid interest, if any, to the date of redemption. The optional redemption prices for the twelve month periods beginning April 15 are: 2004 -- 104.9375%; 2005 -- 103.2910%; 2006 -- 101.6450%
and 2007 and thereafter -- 100.00%.

     During the year ended June 30, 2001 the Company repurchased $67.0 million principal amount of Notes and recognized an extraordinary loss of $2.0 million (or $1.2 million, net of a benefit for income taxes). The extraordinary loss substantially represents the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the Notes were issued.

                               BOCA RESORTS, INC.

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

     The Notes contain certain covenants limiting the Company's ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets. The Company was in compliance with these covenants at June 30, 2001. Additionally, certain asset sales or specific kinds of change of control may require the Company to offer to repurchase the Notes. In connection with the Offering, the Company charged to operations debt issuance costs relating to certain extinguished debt and recognized a $4.3 million extraordinary loss (or $2.7 million, net of a benefit for income taxes) during the year ended June 30, 1999.

10. PREMIER CLUB REFUNDABLE MEMBERSHIP FEES

     Fully paid initiation fees associated with Premier Club memberships at the Boca Raton Resort and Club executed prior to December 31, 1997 are refundable upon the death of a member or a member's spouse and upon the expiration of the 30-year membership term (subject to renewal at the member's option). The fee is also refundable upon a member's resignation from the Premier Club, but only out of the proceeds of subsequent new members to join the Premier Club following refund of all previously resigned members' fees. If any member paying over time suspends payment, amounts paid to date are forfeited and recognized as income. Amounts forfeited to date have not been material. Premier Club refundable membership fees of approximately $57.8 million and $60.4 million at June 30, 2001 and 2000, respectively, have been reflected as a non-current liability in the accompanying Consolidated Balance Sheets.

                               BOCA RESORTS, INC.

11. STOCK OPTIONS

     The Company has a stock option plan under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plan are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year over a four-year period on the annual anniversary of the date of grant. A summary of stock option transactions for the three years ended June 30, 2001 is as follows:

                                       NUMBER OF     NUMBER OF                       NUMBER OF
                                         SHARES       OPTIONS        RANGE IN         OPTIONS
                                        RESERVED    OUTSTANDING    OPTION PRICES    EXERCISABLE
                                       ----------   -----------   ---------------   -----------
Balance at June 30, 1998.............   1,663,192    3,296,194    $10.00 - $27.30      466,422
  Granted............................  (1,293,433)   1,293,433    $ 9.31 - $10.38
  Exercised..........................          --       (2,000)   $         10.00
  Forfeited..........................     132,743     (132,743)   $10.00 - $26.38
                                       ----------    ---------
Balance at June 30, 1999.............     502,502    4,454,884    $ 9.31 - $27.30    1,247,273
  Additional shares reserved under
     plan............................   2,500,000           --                 --
  Granted............................    (855,000)     855,000    $ 9.50 - $ 9.75
  Exercised..........................          --       (4,702)   $         10.00
  Forfeited..........................     162,538     (162,538)   $ 9.75 - $27.30
                                       ----------    ---------
Balance at June 30, 2000.............   2,310,040    5,142,644    $ 9.31 - $26.38    2,269,633
  Granted............................  (1,140,000)   1,140,000    $         13.69
  Exercised..........................          --      (55,613)   $ 9.31 - $10.00
  Forfeited..........................      71,062      (71,062)   $ 9.31 - $13.69
                                       ----------    ---------
Balance at June 30, 2001.............   1,241,102    6,155,969    $ 9.31 - $26.38    3,480,986
                                       ==========    =========

     The weighted average exercise price and weighted average remaining contractual life of the Company's outstanding options at June 30, 2001 is set forth below.

                                                          WEIGHTED                              (VESTED ONLY)
                                                           AVERAGE     WEIGHTED                   WEIGHTED
                                            NUMBER OF     REMAINING    AVERAGE                     AVERAGE
                                             OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS       EXERCISE
RANGE OF EXERCISE PRICES                   OUTSTANDING      LIFE        PRICE     EXERCISABLE       PRICE
------------------------                   -----------   -----------   --------   -----------   -------------
$9.31 - $13.69...........................   3,909,228     7.8 years     $10.81     1,552,569       $ 9.73
$16.63 - $19.19..........................   1,284,904     6.5 years     $17.39       968,178       $17.39
$21.13 - $27.30..........................     961,837     5.9 years     $25.53       960,239       $25.54
                                            ---------                              ---------
                                            6,155,969                              3,480,986
                                            =========                              =========

                               BOCA RESORTS, INC.

     The weighted average exercise price of all options at June 30, 2001, 2000 and 1999 was $14.49, $14.56 and $15.53, respectively. Pro forma information relating to net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended June 30:

                                                      2001         2000         1999
                                                    ---------   ----------   -----------
Pro forma net income (loss).......................  $(730,000)  $8,390,000   $(2,210,000)
Pro forma net income (loss) per share.............  $   (0.02)  $     0.21   $     (0.06)
Pro forma weighted average fair value of options
  granted.........................................  $    5.41   $     6.99   $      7.83
Risk free interest rate...........................       4.00%        6.00%         6.35%
Expected lives....................................    6 years      6 years       6 years
Expected volatility...............................         30%          30%           42%

12. COMMITMENTS AND CONTINGENCIES

  Capital Expenditures

     At June 30, 2001, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $35.5 million associated with expansion projects at the Boca Raton Resort and Club.

  Leases

     The Company leases the site of the Radisson Bahia Mar Resort and Yachting Center from the City of Fort Lauderdale under an operating lease, which has a term through August 31, 2062. Under the lease agreement, the Company is required to pay annual rent equal to the greater of a percentage (4.0% through September 30, 2012 and 4.25% thereafter) of annual gross operating revenue, as defined, or a $300,000 minimum annual rent (escalating after September 2037). Rent expense under this lease totaled $891,000, $850,000 and $785,000 for the years ended June 30, 2001, 2000 and 1999, respectively. The lease agreement also requires the Company to set aside 3% of Bahia Mar's revenue annually, as defined in the lease agreement, for the purchase, replacement and upgrade of furniture, fixtures and equipment. All such restricted funds have been spent on their required purpose through June 30, 2001.

     Future minimum lease obligations under various noncancellable operating leases with initial terms in excess of one year at June 30, 2001 (including the lease described in the preceding paragraph) are as follows (in 000's):

2002........................................................  $ 1,976
2003........................................................    1,211
2004........................................................      508
2005........................................................      300
2006........................................................      300
Thereafter..................................................   16,800
                                                              -------
                                                              $21,095
                                                              =======

     As of June 30, 2001, the Company has two letters of credit, which secure two operating leases. The letters of credit are collateralized by certificates of deposit totaling $500,000, which mature in November 2001 and are included in restricted cash in the accompanying Consolidated Balance Sheets.

                               BOCA RESORTS, INC.

  Litigation

     The Company is not involved in any material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to its business.

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

13. LICENSE AND FRANCHISE AGREEMENTS

     Upon the acquisition of the Hyatt Regency Pier 66 Hotel and Marina, the Company assumed the rights of the franchise agreement with Hyatt Franchise Corporation. The franchise agreement expires in November 2014 with various early termination provisions and liquidated damages for early termination. The franchise agreement provides for payments of monthly royalty fees equal to 5.0% of gross room revenue. The franchise agreement also provides for the payment of certain Hyatt "allocable chain expenses" primarily relating to sales and marketing. Aggregate Hyatt fees and expenses amounted to $1.6 million, $1.4 million and $1.4 million for the years ended June 30, 2001, 2000 and 1999, respectively. The franchise agreement also requires maintenance of a customary reserve for replacement of furniture, fixtures and equipment equal to 4.0% of gross room revenue. All such restricted funds have been spent for their required purpose through June 30, 2001.

     Upon the acquisition of Radisson Bahia Mar Resort and Yachting Center, the Company assumed the rights of a ten-year license agreement with Radisson Hotels International, Inc. ("Radisson"). The terms of the agreement allow the Company to operate the resort using the Radisson system. Annual fees payable to Radisson pursuant to the agreement equal 5.0% of gross room sales. Fees paid to Radisson pursuant to the license agreement totaled $469,000, $469,000 and $436,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

                               BOCA RESORTS, INC.

14. RELATED PARTY TRANSACTIONS

     The following is a summary of certain agreements and transactions between or among the Company and certain related parties. It is the Company's policy to enter into any such transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.

     The Company pays a management fee to Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company's Chief Executive Officer and Chairman, H. Wayne Huizenga, equal to 1% of total revenue, excluding all NHL national television revenue, enterprise rights and expansion fees. Pursuant to the agreement, Huizenga Holdings, Inc. primarily provides certain administrative, financing, tax, investor relations and strategy related services to the Company. The Company incurred management fees of approximately $3.7 million, $4.1 million and $3.9 million for the years ended June 30, 2001, 2000 and 1999, respectively. Such management fees are included as a component of selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

     The Company paid Callaghan & Partners, Ltd. $448,000, $501,000 and $1.0 million for construction and development services during the years ended June 30, 2001, 2000 and 1999, respectively. The Company is obligated to pay Callaghan & Partners, Ltd. 1.5% of the budgeted construction and development cost of certain approved projects. As of June 30, 2001, unpaid amounts associated with such approved projects totaled $326,000. Dennis J. Callaghan, a director of the Company, is President of Callaghan & Partners, Ltd., an entity founded by Mr. Callaghan to acquire, develop, finance, renovate and manage resorts, hotels and residential and commercial properties in the United States and abroad.

     Until June 30, 2000, Leisure Management International, Inc. ("LMI"), an entity that was 50% owned by Mr. Huizenga, managed the Miami Arena under a management agreement with Decoma Miami Associates, Ltd., a company in which the Company owns a 78% interest ("Decoma"). Under the management agreement, LMI received from Decoma management fees of approximately $142,000 and $150,000 for the years ended June 30, 2000 and 1999, respectively. On June 30, 2000, Decoma's contract with the Miami Sports and Exhibition Authority ("MSEA") was terminated and the Company was paid a termination fee by MSEA of $10.5 million. Following termination of Decoma's contract with MSEA, Decoma terminated its agreement with LMI and paid LMI a termination fee of $400,000. The Company also entered into an agreement with LMI to manage the National Car Rental Center, home of the Panthers (which were sold by the Company in July 2001), and incurred management fees of approximately $205,000 and $200,000 for the years ended June 30, 2000 and 1999, respectively. Mr. Huizenga disposed of his interest in LMI's ongoing operations in March 2000.

     The Panthers had a contract with SportsChannel Florida, a Florida limited partnership, 70% of which was owned by Mr. Huizenga until January 2000, when such entity was sold. Under the terms of the contract, the Panthers granted local television broadcast and pay television rights, exclusively to SportsChannel Florida. Aggregate payments by SportsChannel Florida totaled $5.5 million ($2.5 million of which was paid before SportsChannel Florida was sold to the unrelated party) for the year ended June 30, 2000 and $3.1 million for the year ended June 30, 1999.

                               BOCA RESORTS, INC.

15. INCOME TAXES

     The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accompanying Consolidated Balance Sheets is set forth below (in 000's):

                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
Federal and state tax operating loss and general tax credit
  carryforwards.............................................  $  3,679   $  1,635
Deferred revenue and other..................................    16,411     11,408
Deferred tax liabilities:
Book basis in property over tax basis.......................   (52,526)   (45,939)
Valuation allowance.........................................        --     (2,747)
                                                              --------   --------
Net deferred tax liabilities................................  $(32,436)  $(35,643)
                                                              ========   ========

     The components of the provision for income taxes relating to continuing operations for the years ended June 30 is set forth below (in 000's).

                                                               2001      2000      1999
                                                              -------   -------   -------
Current:
  Federal...................................................  $12,722   $ 6,290   $ 4,917
  State.....................................................    1,528       717       578
Federal and state deferred benefit..........................   (6,779)   (1,551)   (1,185)
Change in valuation allowance...............................   (2,747)   (4,651)   (3,010)
                                                              -------   -------   -------
Provision for income taxes..................................  $ 4,724   $   805   $ 1,300
                                                              =======   =======   =======

     Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income. The valuation allowance is adjusted in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Management has considered these factors in reaching its conclusion to release the valuation allowance during the year ended June 30, 2001.

     A reconciliation between the statutory federal income tax expense relating to continuing operations and the income tax expense at the Company's effective rate for the year ended June 30, 2001, 2000 and 1999 is set forth below (in 000's).

                                                               2001      2000      1999
                                                              -------   -------   -------
Computed expected income tax expense based on statutory
  federal income tax rate...................................  $ 6,477   $ 6,322   $ 3,330
State income taxes, net of federal benefit..................      740       722       660
Non-deductible amortization.................................      365       345        --
Non-deductible expenses.....................................      449        --        --
Credit for employer taxes...................................     (648)     (703)       --
Decrease in valuation allowance.............................   (2,747)   (4,651)   (3,010)
Other, net..................................................       88    (1,230)      320
                                                              -------   -------   -------
Provision for income taxes..................................  $ 4,724   $   805   $ 1,300
                                                              =======   =======   =======

                               BOCA RESORTS, INC.

16. EMPLOYEE BENEFITS

     Certain of the Company's employees are participants in a qualified 401(k) Savings and Retirement Plan (the "401(k)"), a defined contribution plan. The 401(k) is available to employees over the age of 21 with at least one year of service who work a minimum of 1,000 hours per year. The Company may match a discretionary percentage of the amount contributed by the participant up to a limit of 6% of annual compensation. Employees may contribute up to 10% of their annual compensation subject to a maximum dollar amount as specified by applicable regulations. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of plan participation, reaching 100% after five years. The Company did not make any matching contributions during the years ended June 30, 2001, 2000 or 1999.

     The Boca Raton Resort and Club has in place a non-qualified 401(a) Plan (the "Boca Plan"). The Boca Plan is available to employees with at least one year of service who work a minimum of 1,000 hours per year. The Boca Plan allows participants to contribute up to 16% of their total compensation. The Company is required to contribute 50% of the first 6% of the employee's earnings. The Company's matching contribution totaled $698,000, $659,000 and $489,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE
DATA)

                                                  FIRST     SECOND     THIRD     FOURTH
                                                 QUARTER    QUARTER   QUARTER    QUARTER     YEAR
                                                 --------   -------   --------   -------   --------
Revenue.................................  2001   $ 59,586   $95,545   $101,986   $72,054   $329,171
                                          2000   $ 51,417   $91,478   $126,035   $92,430   $361,360

Operating income (loss).................  2001   $ (7,498)  $18,616   $ 37,604   $11,768   $ 60,490
                                          2000   $ (9,978)  $17,767   $ 45,805   $17,979   $ 71,573

Income (loss) from continuing
  operations............................  2001   $(21,347)  $ 5,999   $ 29,672   $  (544)  $ 13,780
                                          2000   $(22,983)  $ 4,679   $ 31,761   $ 3,800   $ 17,257

Net income (loss).......................  2001   $(27,583)  $ 1,433   $ 26,576   $ 3,256   $  3,682
                                          2000   $(31,034)  $ 3,532   $ 33,161   $ 7,827   $ 13,486

Basic income (loss) per share from
  continuing operations.................  2001   $  (0.52)  $  0.15   $   0.73   $ (0.01)  $   0.34
                                          2000   $  (0.56)  $  0.11   $   0.78   $  0.09   $   0.42

Diluted income (loss) per share from
  continuing operations.................  2001   $  (0.52)  $  0.14   $   0.71   $ (0.01)  $   0.34
                                          2000   $  (0.56)  $  0.11   $   0.78   $  0.09   $   0.42

Basic net income (loss) per share.......  2001   $  (0.68)  $  0.04   $   0.65   $  0.08   $   0.09
                                          2000   $  (0.76)  $  0.09   $   0.81   $  0.19   $   0.33

Diluted net income (loss) per share.....  2001   $  (0.68)  $  0.03   $   0.64   $  0.08   $   0.09
                                          2000   $  (0.76)  $  0.09   $   0.81   $  0.19   $   0.33

     The Company's revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. Because of this variability in demand, the Company's revenue fluctuates quarter-to-quarter, and

                               BOCA RESORTS, INC.

revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although historically the trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the Company's 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements of the Company are set forth in Part II, Item
8.

        (2) All Financial Statement Schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

        (3) Exhibits -- (See Index to Exhibits included elsewhere herein.)

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K reporting that its entertainment and sports business was under contract for sale. The sale closed on July 25, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOCA RESORTS, INC.

                                          By:     /s/ WILLIAM M. PIERCE
                                            ------------------------------------
                                                     William M. Pierce
                                              Senior Vice President, Treasurer
                                                and Chief Financial Officer
September 21, 2001

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ H. WAYNE HUIZENGA                  Chairman of the Board         September 21, 2001
-----------------------------------------------------    (Principal Executive
                  H. Wayne Huizenga                      Officer)

                /s/ RICHARD C. ROCHON                  Vice Chairman and President   September 21, 2001
-----------------------------------------------------
                  Richard C. Rochon

                /s/ WILLIAM M. PIERCE                  Chief Financial Officer,      September 21, 2001
-----------------------------------------------------    Treasurer and Senior Vice
                  William M. Pierce                      President (Principal
                                                         Financial Officer)

                /s/ STEVEN M. DAURIA                   Vice President and Corporate  September 21, 2001
-----------------------------------------------------    Controller (Principal
                  Steven M. Dauria                       Accounting Officer)

                /s/ STEVEN R. BERRARD                  Director                      September 21, 2001
-----------------------------------------------------
                  Steven R. Berrard

               /s/ DENNIS J. CALLAGHAN                 Director                      September 21, 2001
-----------------------------------------------------
                 Dennis J. Callaghan

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                 /s/ MICHAEL S. EGAN                   Director                      September 21, 2001
-----------------------------------------------------
                   Michael S. Egan

                /s/ HARRIS W. HUDSON                   Director                      September 21, 2001
-----------------------------------------------------
                  Harris W. Hudson

             /s/ GEORGE D. JOHNSON, JR.                Director                      September 21, 2001
-----------------------------------------------------
               George D. Johnson, Jr.

                  /s/ HENRY LATIMER                    Director                      September 21, 2001
-----------------------------------------------------
                    Henry Latimer

                                 EXHIBIT INDEX

EXHIBITS                          DESCRIPTION OF EXHIBIT
--------                          ----------------------
   2.1    --   Exchange Agreement dated October 25, 1996 by and between the
               Company and H. Wayne Huizenga.(1)
   2.3    --   Partnership Exchange Agreement dated October 25, 1996 by and between Florida Panthers Hockey Club, Ltd. and H. Wayne
               Huizenga.(1)
   2.9    --   Amended and Restated Contribution and Exchange Agreement,
               dated as of March 20, 1997, by and among Florida Panthers
               Holdings, Inc., Panthers BRHC Limited, Boca Raton Hotel and
               Club Limited Partnership, BRMC, L.P. and BRMC Corporation(2)
   2.10   --   Merger Agreement, dated July 8, 1997, by and among the
               Company, FPH/RHI Merger Corp., Inc., ResortHill, Inc. and
               Gary V. Chensoff.(3)
   2.11   --   Agreement and Plan of Merger dated as of November 17, 1997 by Boca Resorts, Inc. (formerly Florida Panthers Holdings,
               Inc.), a Delaware corporation.(2)
   3.2    --   Amended and Restated By-Laws of the Registrant
  10.6    --   Management Agreement by and between the Company and Huizenga
               Holdings, Inc.(1)
  10.10   --   Second Amended and Restated 1996 Stock Option Plan.(4)
  10.15   --   Indenture dated April 21, 1999 between Boca Resorts, Inc.
               (formerly Florida Panthers Holdings, Inc.), The Guarantors and The Bank of New York as Trustee(5)
  10.16   --   Credit Agreement dated April 21, 1999 between Florida
               Panthers Hotel Corporation, the Initial Lenders named
               therein, Bear, Stearns & Co. Inc. as Syndication Agent and
               Bankers Trust Company as Administrative Agent(5)
  21.1    --   Subsidiaries of the Company(6)
  23.1    --   Consent of Arthur Andersen LLP
  24.1    --   Powers of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 -- SEC File No. 333-12191.
(2) Incorporated by reference to the Company's Registration Statement on Form S-4 -- SEC File 333-28951.
(3) Incorporated by reference to the Company's Registration Statement on Form S-1 -- SEC File No. 333-30925.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 -- SEC File No. 333-92227.
(5) Incorporated by reference to the Company's Registration Statement on Form S-4 -- SEC File No. 333-77945.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K For the Fiscal Year Ended June 30, 1999 -- SEC File No. 1-13173.