Form 10-Q
period 2001-09-30
BOCA RESORTS INC
filed 2001-11-09
CIK 1020905

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------

(MARK ONE)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
          (State of Incorporation)                 (I.R.S. Employer Identification No.)
            501 EAST CAMINO REAL
             BOCA RATON, FLORIDA                                   33432
  (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (561) 447-5300

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report: NOT APPLICABLE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 9, 2001, there were 39,446,610 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BOCA RESORTS, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   JUNE 30,
                                                                  2001          2001
                                                              -------------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 22,303      $  9,909
  Restricted cash...........................................       3,675           500
  Accounts receivable, net..................................      21,346        23,415
  Inventory.................................................       7,169         7,232
  Current portion of Premier Club notes receivable..........       3,916         4,009
  Other current assets......................................      16,161         6,003
  Net assets of discontinued operations.....................          --        45,711
                                                                --------      --------
          Total current assets..............................      74,570        96,779
Property and equipment, net.................................     807,356       792,094
Intangible assets, net......................................      34,518        34,518
Long-term portion of Premier Club notes receivable, net.....       8,081         8,224
Other assets................................................      13,205        14,517
                                                                --------      --------
          Total assets......................................    $937,730      $946,132
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $ 32,876      $ 32,402
  Current portion of deferred revenue and advance
     deposits...............................................      31,305        18,683
  Net liabilities of discontinued operations................      23,638            --
  Current portion of credit lines and notes payable.........         214           209
                                                                --------      --------
          Total current liabilities.........................      88,033        51,294
Credit lines and notes payable..............................         287           342
Deferred revenue, net of current portion....................      36,202        35,479
Other liabilities...........................................       9,983        10,160
Deferred income taxes.......................................      24,760        32,436
Senior subordinated notes payable...........................     222,960       272,960
Premier Club refundable membership fees.....................      57,589        57,818
Commitments and contingencies
Shareholders' equity:
  Class A Common Stock, $.01 par value, 100,000,000 shares
     authorized and 39,618,610 and 39,621,027 shares issued
     and outstanding at September 30, 2001 and June 30,
     2001, respectively.....................................         396           396
  Class B Common Stock, $.01 par value, 10,000,000 shares
     authorized and 255,000 shares issued and outstanding at
     September 30, 2001 and June 30, 2001...................           3             3
  Contributed capital.......................................     464,684       464,626
  Retained earnings.........................................      32,833        20,618
                                                                --------      --------
          Total shareholders' equity........................     497,916       485,643
                                                                --------      --------
          Total liabilities and shareholders' equity........    $937,730      $946,132
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               2001        2000
                                                              -------    --------
Revenue:
  Leisure and recreation....................................  $39,520    $ 59,585
Operating expenses:
  Cost of leisure and recreation services...................   24,046      32,919
  Selling, general and administrative expenses..............   19,300      24,533
  Amortization and depreciation.............................    7,710       9,633
                                                              -------    --------
          Total operating expenses..........................   51,056      67,085
                                                              -------    --------
Operating loss..............................................  (11,536)     (7,500)
Interest and other income...................................      717         292
Interest and other expense..................................   (6,954)    (14,140)
                                                              -------    --------
Loss from continuing operations before income taxes.........  (17,773)    (21,348)
Benefit for income taxes....................................    7,109          --
                                                              -------    --------
Loss from continuing operations.............................  (10,664)    (21,348)
Loss from discontinued operations, net of income tax
  benefit...................................................       --      (6,236)
Gain on disposition of discontinued operations, net of
  income taxes..............................................   23,728          --
Extraordinary loss on early retirement of debt, net of
  income tax benefit........................................     (849)         --
                                                              -------    --------
Net income (loss)...........................................  $12,215    $(27,584)
                                                              =======    ========
Loss per share from continuing operations...................  $ (0.27)   $  (0.52)
Income (loss) per share from discontinued operations........     0.59       (0.15)
Loss per share from extraordinary item......................    (0.02)         --
                                                              -------    --------
Net income (loss) per share -- basic and diluted............  $  0.31    $  (0.68)
                                                              =======    ========
Shares used in computing income (loss) per share -- basic
  and diluted...............................................   39,931      40,861
                                                              =======    ========

          See accompanying notes to consolidated financial statements.

                               BOCA RESORTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                                               2001        2000
                                                              -------    --------
Operating activities:
  Net income (loss).........................................  $12,215    $(27,584)
  Extraordinary loss on early extinguishment of debt, net of
     benefit for income taxes...............................      849          --
  Adjustments to reconcile income before extraordinary loss, net of benefit for income taxes to net cash provided by
     operating activities:
       Amortization and depreciation........................    7,710       9,633
       Imputed interest on indebtedness with no stated
        rate................................................       --         240
       Loss from discontinued operations, net of benefit for
        income taxes........................................       --       6,236
       Gain on disposition of discontinued operations, net
        of income taxes.....................................  (23,728)         --
  Changes in operating assets and liabilities
       Accounts receivable..................................    2,069       5,447
       Other assets.........................................    1,150         290
       Accounts payable and accrued expenses................      483       7,457
       Deferred revenue and other liabilities...............    5,906      15,704
       Net assets/liabilities from discontinued
        operations..........................................       --      28,822
                                                              -------    --------
          Net cash provided by operating activities.........    6,654      46,245
                                                              -------    --------
Investing activities:
  Net proceeds from the disposition of discontinued
     operations.............................................   81,919          --
  Capital expenditures......................................  (22,929)    (14,970)
  Change in restricted cash.................................   (3,175)     (5,758)
  Cash used in investing activities from discontinued
     operations.............................................       --      (7,598)
                                                              -------    --------
          Net cash provided by (used in) investing
           activities.......................................   55,815     (28,326)
                                                              -------    --------
Financing activities:
  Borrowings under credit facilities........................       --      25,499
  Payments under long-term debt agreements and credit
     facilities.............................................      (50)    (36,864)
  Repurchases of 9.875% senior subordinated notes payable...  (50,000)         --
  Repurchases of common stock...............................     (555)         --
  Proceeds from exercise of stock options...................      530          --
  Cash used in financing activities from discontinued
     operations.............................................       --      (2,500)
                                                              -------    --------
          Net cash used in financing activities.............  (50,075)    (13,865)
                                                              -------    --------
Cash used in continuing operations..........................  (69,525)    (20,906)
Cash provided by discontinued operations....................   81,919      24,960
Cash and cash equivalents, at beginning of period...........    9,909       7,796
                                                              -------    --------
Cash and cash equivalents, at end of period.................  $22,303    $ 11,850
                                                              =======    ========

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

     In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations and because the three months ended September 30, 2001 included a non-recurring gain on the disposition of the entertainment and sports business. See Notes 2 and 6. All significant intercompany accounts have been eliminated.

2.  NATURE OF OPERATIONS

     The Company is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company's resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two championship golf courses located in Florida, Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples.

     On July 25, 2001, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club and related arena management operations. Accordingly, the Company's entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets or liabilities and operating results of this discontinued operation. See Note 6.

3.  EARNINGS PER COMMON SHARE

     Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive.

     The following options to purchase shares of common stock were outstanding during the periods presented, but were not included in the computation of earnings per share because the Company reported a loss from continuing operations during the periods and, therefore, the effect would be antidilutive.

                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Number of shares covered by options.........................     5,758       5,036
                                                              ========    ========

4.  INCOME TAXES

     The Company recorded a benefit for income taxes from continuing operations in the amount of $7.1 million during the three months ended September 30, 2001. No benefit for income taxes was recorded during the three months ended September 30, 2000 due to an offsetting increase in the Company's valuation allowance. Realization of future tax benefits related to deferred tax assets is dependent on many factors,

                               BOCA RESORTS, INC.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                  (CONTINUED)

including the Company's ability to generate future taxable income. The valuation allowance is adjusted in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Management considered these factors in reaching its conclusion to record a benefit for income taxes from continuing operations during the three months ended September 30, 2001.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing activities supplemental to the Consolidated Statements of Cash Flows include an $11.2 million note receivable, which was a component of the consideration paid by the purchasers of the entertainment and sports business. See Note 6.

6.  SALE OF ENTERTAINMENT AND SPORTS BUSINESS

     On July 25, 2001 the Company sold its entertainment and sports business. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.2 million secured promissory note (which matures January 26, 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes is estimated to be between $69.0 million and $69.5 million and the gain on disposition was $23.7 million. Net liabilities from discontinued operations included in the accompanying Consolidated Balance Sheet in the amount of $23.6 million at September 30, 2001 represents estimated income taxes payable associated with the gain on the sale and other disposal costs.

7.  RECENTLY IMPLEMENTED ACCOUNTING STANDARDS

     On July 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which states, among other things, that goodwill is no longer subject to amortization over its estimated useful life. Under the statement, goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Under the statement, the Company must complete the goodwill transition impairment test by December 31, 2001, however, management does not expect to recognize an impairment charge at such time. As a result of the early adoption of the provisions of this statement, amortization expense for the three months ended September 20, 2001 was $231,000 less than during the three months ended September 30, 2000.

8.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) was the same as net income (loss) for the three months ended September 30, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may not contain all the information that is important to you. This section should be read together with the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 because the Form 10-K provides substantially greater detail.

SEASONALITY

     The resort operations are generally seasonal. The resorts historically experience greater revenue, costs and profits in the second and third quarters of the fiscal year ended June 30 due to increased occupancy and room rates during the winter months.

EVENTS OF SEPTEMBER 11

     On September 11, 2001, there were terrorist attacks on New York's World Trade Center towers and on the Pentagon, which involved the hijacking of four U.S. commercial aircraft. In the weeks immediately following the September 11 attacks, the Company's results of operations were significantly adversely affected by travel disruption and short-term cancellation of group bookings at its properties. While the magnitude and duration of these effects is unknown and cannot be predicted, the Company's results of operations for the three months ending December 31, 2001 will be negatively impacted by the aftermath of the September 11 attacks. Management continues to undertake a broad range of cost containment initiatives, which have partially mitigated the decrease in revenue. As a result of these initiatives and a gradual improvement to more normal business and leisure patterns, management has begun to observe modest increases in occupancy and room rate from their recently depressed levels, though they remain below prior year levels.

PRO FORMA RESULTS OF OPERATIONS

     The accompanying tables and associated discussion are set forth on a pro forma basis for the prior year, which excludes the operating results from the Arizona Biltmore Resort & Spa, which was sold in December 2000, and the entertainment and sports business, which was sold in July 2001, and gives effect to the application of the related proceeds as if such assets were sold at the beginning of the period. The table to follow outlines pro forma operating data from continuing operations for the three months ended September 30 (in 000's).

                                                                2001        2000
                                                              --------    --------
Revenue:
  Leisure and recreation....................................  $ 39,520    $ 45,091
Operating expenses:
  Cost of leisure and recreation services...................    24,046      25,750
  Selling, general and administrative expenses:
     Leisure and recreation.................................    17,761      17,797
     Corporate..............................................     1,539       1,769
  Amortization and depreciation:
     Leisure and recreation.................................     7,643       7,169
     Corporate..............................................        67          75
                                                              --------    --------
          Total operating expenses..........................    51,056      52,560
                                                              --------    --------
  Operating loss:
     Leisure and recreation.................................    (9,930)     (5,625)
     Corporate..............................................    (1,606)     (1,844)
                                                              --------    --------
          Total operating loss..............................   (11,536)     (7,469)
Interest and other income...................................       717         695
Interest and other expense..................................    (6,954)     (7,577)
                                                              --------    --------
Loss from continuing operations before income taxes.........  $(17,773)   $(14,351)
                                                              ========    ========
EBITDA (loss):
     Leisure and recreation.................................  $ (2,287)   $  1,544
     Corporate..............................................    (1,539)     (1,769)
                                                              --------    --------
          Total.............................................  $ (3,826)   $   (225)
                                                              ========    ========
Adjusted EBITDA (loss):
     Leisure and recreation.................................  $ (1,706)   $  4,134
     Corporate..............................................    (1,539)     (1,769)
                                                              --------    --------
          Total.............................................  $ (3,245)   $  2,365
                                                              ========    ========

     The Company reported a loss from continuing operations before income taxes in the amount of $17.8 million during the three months ended September 30, 2001, compared to a pro forma loss of $14.4 million during the three months ended September 30, 2000. While the Company's earnings are historically lowest during the first fiscal quarter because of decreased demand for its Florida resorts during the summer months, income from continuing operations during the three months ended September 30, 2001 was adversely affected by a decrease in revenue following the September 11 terrorist attacks. Revenue for the three months ended September 30, 2001 decreased 12%, to $39.5 million, down from $45.1 million on a pro forma basis during the three months ended September 30, 2000.

     Select operating data for the Company's leisure and recreation business for the three months ended September 30 is set forth below (in 000's except operating statistics and pro forma information for the prior year):

                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                           2001       2000      % CHG.
                                                          -------    -------    ------
Revenue:
  Room revenue..........................................  $13,874    $17,033      19%
  Non-room related revenue..............................   25,646     28,058       9%
                                                          -------    -------
          Total leisure and recreation revenue..........  $39,520    $45,091      12%
Operating Statistics:
Available room nights...................................  205,988    206,080      --
Average daily rate......................................  $131.51    $128.94       2%
Occupancy...............................................     51.2%      64.1%    (20)%
Room revenue per available room.........................  $ 67.35    $ 82.65     (19)%
Total leisure and recreation revenue per available
  room..................................................  $191.86    $218.81     (12)%

REVENUE

     Leisure and recreation revenue totaled $39.5 million during the three months ended September 30, 2001 compared to pro forma revenue of $45.1 million during the three months ended September 30, 2000. Immediately prior to the events of September 11 room revenue was about flat with the same period last year. During the weeks immediately following September 11, the Company was able to hold its average daily rate to pre-established levels, however, occupancy dropped off sharply as leisure customers and corporate groups cancelled or postponed their stays. Management estimates that the loss in revenue for the quarter attributable to the events of September 11 and its aftermath approximated $5.4 million.

RESORT OPERATING EXPENSES

     Cost of leisure and recreation services totaled $24.0 million, or 61% of revenue, during the three months ended September 30, 2001 compared to pro forma cost of leisure and recreation services of $25.8 million, or 57% of revenue, during the three months ended September 30, 2000.

     Selling, general and administrative expenses ("S,G&A") of the leisure and recreation business totaled $17.8 million, or 45% of revenue, during three months ended September 30, 2001, compared to pro forma S,G&A of $17.8 million, or 40% of pro forma revenue, during the three months ended September 30, 2000. S,G&A of the leisure and recreation business includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses.

     While certain reductions were made to variable expenses such as direct labor costs by September 30, 2001, management continues to actively work with the Company's resort managers to substantially reduce the operating costs of each resort. These initiatives include further reducing labor costs, streamlining staffing and service delivery and, to a lesser extent, reducing non-peak hours of operations at resort restaurants and retail outlets.

     Amortization and depreciation expense for the leisure and recreation business was $7.6 million during the three months ended September 30, 2001 compared to $7.2 million on a pro forma basis during the three months ended September 30, 2000. The increase during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was primarily due to the completion of several capital projects at the Boca Raton Resort & Club and Registry Resort resulting in additional depreciation expense, partially offset by a reduction in amortization expense. See Note 7 to the Consolidated Financial Statements.

RESORT OPERATING LOSS

     Operating loss for the leisure and recreation business totaled $9.9 million during the three months ended September 30, 2001 compared to a pro forma operating loss of $5.6 million during the three months ended September 30, 2000. As indicated above, the decrease in operating results for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was primarily the result of a decrease in revenue following the September 11 terrorist attacks.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses totaled $1.5 million during the three months ended September 30, 2001 compared to pro forma corporate general and administrative expenses of $1.8 million during the three months ended September 30, 2000. Corporate general and administrative expenses decreased during the three months ended September 30, 2001 primarily because of a decline in legal expense.

INTEREST AND OTHER INCOME

     Interest and other income totaled $717,000 during the three months ended September 30, 2001 compared to pro forma interest and other income of $695,000 during the three months ended September 30, 2000. Interest and other income includes interest earned on the Company's interest bearing cash balance together with interest recognized on an $11.2 million secured promissory note received as part of the consideration for the sale of the entertainment and sports business. See Note 6 to the Consolidated Financial Statements.

INTEREST AND OTHER EXPENSE

     Interest and other expense totaled $7.0 million during the three months ended September 30, 2001 compared to pro forma interest and other expense of $7.6 million during the three months ended September 30, 2000. Interest and other expense reflects the $271.9 million average principal amount of 9.875% Senior Subordinated Notes (the "Notes") actually outstanding during the three months ended September 30, 2001, an unused fee equal to .5% on the Company's $146.0 million secured revolving credit facility and amortization of related debt issuance costs, offset by capitalized interest. The change in interest and other expense during the three months ended September 30, 2001 and 2000 was the result of fluctuations in the amount of capitalized interest on qualifying projects.

EBITDA (LOSS)

     EBITDA (loss) represents earnings (losses) before extraordinary items, interest expense, interest income, income taxes, depreciation and amortization. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company's historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies. EBITDA loss totaled $3.8 million during the three months ended September 30, 2001 compared to a pro forma EBITDA loss of $225,000 during the three months ended September 30, 2000. As indicated above, the Company's operating results were adversely affected by a decrease in revenue following the September 11 terrorist attacks.

ADJUSTED EBITDA

     Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the periods presented. The net membership fees deferred represents the quarterly change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort & Club, Naples Grande and Grande Oaks Golf Clubs. Net memberships deferred totaled $581,000 and $2.6 million during the three months ended September 30, 2001 and 2000, respectively. The Company opened Naples Grande Golf Club in February

2000, which resulted in strong introductory membership sales during its initial twelve-month sales season, which are reflected in the net memberships deferred during the three months ended September 30, 2000. At the same time, the Boca Raton Resort & Club's September 2001 membership sales were adversely impacted by the aftermath of the September 11 attacks. October 2001 membership sales at the Boca Raton Resort & Club have recovered and are modestly ahead of last year's pace.

EXTRAORDINARY LOSS

     The Company recorded an $849,000 extraordinary loss (net of a benefit for income taxes) relating to the repurchase of $50.0 million principal amount of its Notes during the three months ended September 30, 2001. The extraordinary loss substantially represents the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the Notes were issued.

LIQUIDITY AND CAPITAL RESOURCES

     Unrestricted cash and cash equivalents increased to $22.3 million at September 30, 2001, from $9.9 million at June 30, 2001. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $6.7 million and $46.2 million during the three months ended September 30, 2001 and 2000, respectively. The decrease in cash flow from operating activities during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was primarily because the Company received $35.1 million in cash from the entertainment and sports business during the prior year three month period which represented collection of funds for advance season ticket sales to Florida Panther Hockey Club home games and cash received as the operator of the National Car Rental Center (the arena that serves as home to the Florida Panthers Hockey
Club). During the three months ended September 30, 2001, the Company sold the entertainment and sports business, and accordingly, received no cash from operating activities from such business.

  Net Cash Provided by (Used in) Investing Activities

     Net cash provided by investing activities amounted to $55.8 million during the three months ended September 30, 2001, compared to net cash used in investing activities of $28.3 million during the three months ended September 30, 2000. The change was largely the result of the sale of the entertainment and sports business, which yielded proceeds of $81.9 million. The Company expects to receive an additional $11.2 million associated with the disposition of the entertainment and sports business when a secured note receivable matures in January 2002 and expects to pay $23.6 million in income taxes and other disposal costs by the conclusion of the current fiscal year (resulting in net proceeds from the sale of approximately $69.5 million).

     Capital expenditures totaled $22.9 million during the three months ended September 30, 2001 compared to $15.0 million during the three months ended September 30, 2000. During the three months ended September 30, 2001, the Company continued construction on various projects at the Boca Raton Resort & Club including a new Marina Wing with 112 water-view rooms, a new state-of-the-art spa complex as well as a new golf clubhouse with casual restaurant. Management anticipates the spa and golf clubhouse to be completed in December 2001 and the Marina Wing to be completed in the first calendar quarter of 2002.

     During the three months ended September 30, 2000, capital spending primarily related to continued spending on a luxury guestroom renovation at the Boca Raton Resort & Club; construction of a new pool/aquatic center, 6,000 square feet of additional conference space and enhancements to the beach facility and boardwalk at the Registry Resort; and spending on a guestroom renovation at the Bahia Mar Resort and Yachting Center.

     Restricted cash increased $3.2 million from June 30, 2001 to September 30, 2001 and primarily represented cash escrowed in connection with the sale of the entertainment and sports business, which is scheduled to be released in January 2002. Restricted cash increased $5.8 million from June 30, 2000 to

September 30, 2000 and related to escrow accounts maintained in accordance with the terms of mortgage-note agreements, which notes were subsequently paid by the Company.

     Cash used in investing activities from discontinued operations totaled $7.6 million during the three months ended September 30, 2000 and represents the increase in restricted cash. No cash was used in investing activities from discontinued operations during the three months ended September 30, 2001 as a result of the sale.

  Cash Used in Financing Activities

     Net cash used in financing activities amounted to $50.0 million during the three months ended September 30, 2001 and includes the repurchase of $50.0 million principal amount of Notes. Net cash used in financing activities during the three months ended September 30, 2000 totaled $13.9 million and includes $11.4 million in net repayments under the Company's revolving credit facility payment as well as payment of $2.5 million to a former minority interest holder in one of the subsidiaries that comprised the entertainment and sports business.

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

     As of November 9, 2001, the Company had immediate availability of $138.7 million under its revolving credit line, which matures on May 1, 2002. While management expects to renew/replace its existing revolving credit line upon maturity, no assurances can be given that management will be successful in doing so. As a result of the current availability under this credit line, combined with cash on hand, management believes the Company has sufficient funds to continue its capital maintenance and expansion plans and support on-going operations, including meeting debt service obligations as they come due.

FINANCIAL CONDITION

     Significant changes in balance sheet data from June 30, 2001 to September 30, 2001 are discussed below.

  Other Current Assets

     Other current assets increased to $16.2 million at September 30, 2001, from $6.0 million at June 30, 2001. The increase primarily relates to an $11.2 million secured promissory notes (which matures in January 2002) received as part of the consideration for the sale of the entertainment and sports business.

  Net Assets/Liabilities of Discontinued Operations

     Net liabilities of discontinued operations totaled $23.6 million at September 30, 2001 and primarily represent estimated income taxes payable associated with the gain on the sale and other disposal costs. Net assets of discontinued operations at June 30, 2001 included the following (in 000's):

Cash and cash equivalents...................................    $ 2,344
Restricted cash.............................................     16,644
Accounts receivable, net....................................      2,708
Inventory...................................................        459
Other current assets........................................      1,893
Property and equipment, net.................................      7,566
Intangible assets, net......................................     24,915
Other non-current assets....................................     10,193
Accounts payable and accrued expenses.......................     (5,741)
Current portion of deferred revenue.........................     (3,431)
Other current liabilities...................................     (8,982)
Other non-current liabilities...............................     (2,857)
                                                                -------
  Net assets of discontinued operations.....................    $45,711
                                                                =======

  Property and Equipment

     Property and equipment increased to $807.4 million at September 30, 2001, from $792.1 million at June 30, 2001. The increase primarily relates to capital spending at the Boca Raton Resort & Club on projects including an eight-story marina wing complex consisting of 112 water-view luxury guestrooms, a spa complex, a golf clubhouse and marina slips, offset by depreciation expense.

  Current Portion of Deferred Revenue and Advance Deposits

     Current portion of deferred revenue and advance deposits increased to $31.3 million at September 30, 2001, from $18.7 million at June 30, 2001. The increase substantially related to the collection of annual Premier Club dues at the Boca Raton Resort & Club. The annual dues will be recognized as revenue ratably over the membership year, which commenced on October 1.

  Senior Subordinated Notes Payable

     Senior subordinated notes payable decreased to $223.0 million at September 30, 2001, from $273.0 million at June 30, 2001. The decrease was the result of the repurchase of $50.0 million principal amount of Notes.

  Working Capital

     Current liabilities exceeded current assets by $13.5 million at September 30, 2001, compared to positive working capital of $45.5 million at June 30, 2001. The change is primarily because the Company used cash to repurchase $50.0 million principal amount of Notes, which would have otherwise matured in April 2009. However, the ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a revolving credit line that represents an additional and immediate potential source of liquidity. See "Capital Resources".

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

     These risk factors include, among others, risks relating to travel including a change in travel patterns resulting from slowing economic conditions, a change in corporate policies relating to group meetings and air or other travel disruption; risks associated with construction and development at the Company's properties; competition in the Company principal business; the availability of financing on terms suitable to the Company and the Company's dependence on key personnel.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     None.

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on August 9, 2001 reporting certain information relating to the sale of the entertainment and sports business.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOCA RESORTS, INC.

Date: November 9, 2001                                   By: /s/ WILLIAM M. PIERCE
                                                         --------------------------------------------------------
                                                             William M. Pierce
                                                             Senior Vice President, Treasurer and Chief
                                                             Financial Officer (Principal Financial Officer)

                                                         By: /s/ STEVEN M. DAURIA
                                                         --------------------------------------------------------
                                                             Steven M. Dauria
                                                             Vice President and Corporate Controller
                                                             (Principal Accounting Officer)