Form 10-Q
period 2001-12-31
BOCA RESORTS INC
filed 2002-02-08
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-13173

BOCA RESORTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	65-0676005 (I.R.S. Employer Identification No.)

501 East Camino Real Boca Raton, Florida (Address of Principal Executive Offices)	33432 (Zip Code)

Registrant’s telephone number, including area code: (561) 447-5300

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: Not Applicable

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

      As of February 8, 2002, there were 39,446,610 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

Part I — Financial Information

Item 1.     Financial Statements

BOCA RESORTS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	June 30,
	2001	2001

ASSETS

Current assets:

Cash and cash equivalents	$5,659	$9,909

Restricted cash	625	500

Accounts receivable, net	19,482	23,415

Inventory	7,614	7,232

Current portion of Premier Club notes receivable	3,621	4,009

Other current assets	15,371	6,003

Net assets of discontinued operations	—	45,711

Total current assets	52,372	96,779

Property and equipment, net	823,482	792,094

Intangible assets, net	34,504	34,518

Long-term portion of Premier Club notes receivable, net	7,888	8,224

Other assets	14,073	14,517

Total assets	$932,319	$946,132

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$24,886	$32,402

Current portion of deferred revenue and advance deposits	30,721	18,683

Net liabilities of discontinued operations	14,099	—

Current portion of credit lines and notes payable	218	209

Total current liabilities	69,924	51,294

Credit lines and notes payable	24,714	342

Deferred revenue, net of current portion	38,242	35,479

Other liabilities	10,263	10,160

Deferred income taxes	22,445	32,436

Senior subordinated notes payable	215,960	272,960

Premier Club refundable membership fees	57,345	57,818

Commitments and contingencies Shareholders’ equity:

Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,446,610 and 39,621,027 shares issued and outstanding at December 31, 2001 and June 30, 2001, respectively	394	396

Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at December 31, 2001 and June 30, 2001.	3	3

Contributed capital	462,935	464,626

Retained earnings	30,094	20,618

Total shareholders’ equity	493,426	485,643

Total liabilities and shareholders’ equity	$932,319	$946,132

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended December 31
(In thousands, except per share data)

	2001	2000

Leisure and recreation revenue	$57,782	$95,545

Operating expenses:

Cost of leisure and recreation services	27,892	41,698

Selling, general and administrative expenses	20,848	25,609

Amortization and depreciation	8,518	9,621

Total operating expenses	57,258	76,928

Operating income	524	18,617

Interest and other income	267	1,193

Interest and other expense	(5,158)	(13,811)

Income (loss) from continuing operations before income taxes	(4,367)	5,999

Benefit for income taxes	1,747	—

Income (loss) from continuing operations	(2,620)	5,999

Loss from discontinued operations, net of income tax benefit	—	(4,566)

Extraordinary loss on early retirement of debt, net of income tax benefit	(119)	—

Net income (loss)	$(2,739)	$1,433

Income (loss) per share from continuing operations	$(0.07)	$0.14

Loss per share from discontinued operations	—	(0.11)

Loss per share from extraordinary item	—	—

Net income (loss) per share – basic and diluted	$(0.07)	$0.03

Shares used in computing income (loss) per share – basic	39,702	40,869

Shares used in computing income (loss) per share – diluted	39,702	41,861

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended December 31
(In thousands, except per share data)

	2001	2000

Leisure and recreation revenue	$97,302	$155,130

Operating expenses:

Cost of leisure and recreation services	51,938	74,617

Selling, general and administrative expenses	40,148	50,142

Amortization and depreciation	16,228	19,254

Total operating expenses	108,314	144,013

Operating income (loss)	(11,012)	11,117

Interest and other income	984	1,485

Interest and other expense	(12,112)	(27,951)

Loss from continuing operations before income taxes	(22,140)	(15,349)

Benefit for income taxes	8,856	—

Loss from continuing operations	(13,284)	(15,349)

Loss from discontinued operations, net of income tax benefit	—	(10,802)

Gain on disposition of discontinued operations, net of income taxes	23,728	—

Extraordinary loss on early retirement of debt, net of income tax benefit	(968)	—

Net income (loss)	$9,476	$(26,151)

Loss per share from continuing operations	$(0.33)	$(0.38)

Income (loss) per share from discontinued operations	0.60	(0.26)

Loss per share from extraordinary item	(0.02)	—

Net income (loss) per share – basic and diluted	$0.24	$(0.64)

Shares used in computing income (loss) per share – basic	39,821	40,869

Shares used in computing income (loss) per share – diluted	39,821	40,869

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31
(In thousands)

	2001	2000

Operating activities:

Net income (loss)	$9,476	$(26,151)

Extraordinary loss on early extinguishment of debt, net of benefit for income taxes	968	—

Adjustments to reconcile income (loss) before extraordinary loss, net of benefit for income taxes to net cash provided by operating activities:

Amortization and depreciation	16,228	19,254

Imputed interest on indebtedness with no stated rate	—	490

Loss from discontinued operations, net of benefit for income taxes	—	10,802

Gain on disposition of discontinued operations, net of income taxes	(23,728)	—

Changes in operating assets and liabilities:

Accounts receivable	3,933	(6,493)

Other assets	890	(1,398)

Accounts payable and accrued expenses	(4,231)	(277)

Deferred revenue and other liabilities	5,162	17,293

Net assets from discontinued operations	—	10,928

Net cash provided by operating activities	8,698	24,448

Investing activities:

Net proceeds from the disposition of discontinued operations	72,380	—

Net proceeds from the disposition of the Arizona Biltmore Resort & Spa	—	279,925

Capital expenditures	(50,809)	(36,435)

Change in restricted cash	(125)	(12,154)

Cash provided by investing activities from discontinued operations	—	496

Net cash provided by investing activities	21,446	231,832

Financing activities:

Borrowings under credit facilities	24,500	38,430

Payments under long-term debt agreements and credit facilities	(119)	(95,427)

Repurchases of 9.875% senior subordinated notes payable	(57,000)	—

Repurchases of common stock	(2,305)	—

Proceeds from exercise of stock options	530	145

Cash used in financing activities from discontinued operations	—	(2,500)

Net cash used in financing activities	(34,394)	(59,352)

Cash provided by (used in) continuing operations	(76,630)	177,202

Cash provided by discontinued operations	72,380	19,726

Cash and cash equivalents, at beginning of period	9,909	7,796

Cash and cash equivalents, at end of period	$5,659	$204,724

See acompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The accompanying unaudited Condensed Consolidated Financial Statements of Boca Resorts, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations and because the six months ended December 31, 2001 includes a non-recurring gain on the disposition of the entertainment and sports business. See Notes 2 and 6. All significant intercompany accounts have been eliminated.

2. Nature of Operations

      The Company is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company’s resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two championship golf courses located in Florida, Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples.

      On July 25, 2001, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club and related arena management operations. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets or liabilities and operating results of this discontinued operation. See Note 6.

3. Earnings Per Common Share

      Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(In Thousands)

Basic weighted average shares outstanding	39,702	40,869	39,821	40,869

Stock options	—	992	—	—

Diluted weighted average shares outstanding	39,702	41,861	39,821	40,869

      Options to purchase 6.6 million and 6.2 million shares of common stock were outstanding at the end of December 31, 2001 and 2000, respectively, but were not included in the computation of earnings per share because the Company reported a loss from continuing operations during the periods or because the options’ exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

4. Income Taxes

      The Company recorded a benefit for income taxes from continuing operations in the amount of $1.7 million during the three months ended December 31, 2001 and $8.9 million during the six months ended

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001. No benefit for income taxes was recorded during the three and six months ended December 31, 2000 due to an offsetting increase in the Company’s valuation allowance. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. The valuation allowance is adjusted in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The Company continued to maintain a valuation allowance at December 31, 2000 because management believed the Company’s ability to generate future taxable income and realize the deferred tax asset was not “more likely than not” due to the volatility of the entertainment and sports business. This business was subsequently sold and, therefore, the valuation allowance was released during the three months ended June 30, 2001.

5. Supplemental Cash Flow Information

      Non-cash investing activities supplemental to the Consolidated Statements of Cash Flows include an $11.3 million note receivable, which was a component of the consideration paid by the purchasers of the entertainment and sports business. Such note was paid in January 2002. See Note 6.

6. Sale of Entertainment and Sports Business

      On July 25, 2001 the Company sold its entertainment and sports business. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.3 million secured promissory note (which was paid January 25, 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes is expected to approach $70.0 million and the gain on disposition was $23.7 million. Net liabilities from discontinued operations included in the accompanying Consolidated Balance Sheet in the amount of $14.1 million at December 31, 2001 represents estimated income taxes payable associated with the gain on the sale and other disposal costs.

7. Sale of Arizona Biltmore Resort & Spa

      On December 22, 2000, the Company executed a definitive agreement and closed on the sale of the Arizona Biltmore Resort & Spa for $335.0 million, plus certain working capital adjustments. Upon the sale, the Company remained contingently liable for certain litigation relating to the property. Based on discussions and a settlement offer made subsequent to December 31, 2001, which has been accepted by one plaintiff but remains subject to the approval of a second plaintiff, the Company estimates that losses from the ultimate resolution of this litigation will approximate $2.9 million.

8. Recently Implemented Accounting Standards

      On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which states, among other things, that goodwill is no longer subject to amortization over its estimated useful life. Under the statement, the Company was required to complete the goodwill transition impairment test by December 31, 2001, which resulted in no impairment charge. As a result of the adoption of the provisions of this statement, amortization expense for the six months ended December 31, 2001 was $468,000 less than during the three months ended December 31, 2000.

9. Comprehensive Income (Loss)

      Comprehensive income (loss) was the same as net income (loss) for the three and six months ended December 31, 2001 and 2000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report may not contain all the information that is important to you and should be read together with the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Business Philosophy

      The Company’s current business strategy is to focus on expanding the leisure and recreation business. However, management continuously evaluates ownership, acquisition and divestiture alternatives with the intention of maximizing shareholder value.

Seasonality

      The resort operations are generally seasonal. The resorts have generally experienced greater revenue, costs and earnings in the second and third quarters of the fiscal year ended June 30 due to increased occupancy and room rates during the winter months. Historically, approximately 16%, 25%, 35% and 24% of annual revenue has been derived during the first, second, third and fourth fiscal quarters, respectively.

Events of September 11

      On September 11, 2001, there were terrorist attacks on New York’s World Trade Center towers and on the Pentagon. In the months immediately following the September 11 attacks, the Company’s results of operations were adversely affected by travel disruption and short-term cancellation of group bookings at its properties. While management believes the next several quarters will be challenging, the Company’s resorts have experienced a significant rebound in demand during January and management is optimistic that business will return to more normal levels as the Company approaches the close of its fiscal year on June 30.

RESULTS OF OPERATIONS — COMPARISON TO PRIOR YEAR HISTORICAL

      The accompanying table for the three and six months ended December 31 (expressed in 000’s) is set forth on a historical basis which includes operating results from the Arizona Biltmore Resort & Spa (sold in December 2000) and the entertainment and sports business (presented as a discontinued operation and sold in July 2001) during the prior year.

	Three Months		Six Months

	2001	2000	2001	2000

Leisure and recreation revenue	$57,782	$95,545	$97,302	$155,130

Operating expenses:

Cost of leisure and recreation services	27,892	41,698	51,938	74,617

Selling, general and administrative expenses:

Leisure and recreation	18,552	22,729	36,313	45,348

Corporate	2,296	2,880	3,835	4,794

Amortization and depreciation:

Leisure and recreation	8,457	9,546	16,100	19,104

Corporate	61	75	128	150

Total operating expenses	57,258	76,928	108,314	144,013

Operating income (loss):

Leisure and recreation	2,881	21,572	(7,049)	16,061

Corporate	(2,357)	(2,955)	(3,963)	(4,944)

Total operating income (loss)	524	18,617	(11,012)	11,117

Interest and other income	267	1,193	984	1,485

Interest and other expense	(5,158)	(13,811)	(12,112)	(27,951)

Income (loss) from continuing operations before income taxes	(4,367)	5,999	(22,140)	(15,349)

Benefit for income taxes	1,747	—	8,856	—

Income (loss) from continuing operations	(2,620)	5,999	(13,284)	(15,349)

Loss from discontinued operations, net of income tax benefit	—	(4,566)	—	(10,802)

Gain on disposition of discontinued operations, net of income taxes	—	—	23,728	—

Extraordinary loss on early retirement of debt, net of income tax benefit	(119)	—	(968)	—

Net income (loss)	$(2,739)	$1,433	$9,476	$(26,151)

Cash flow from operating, investing and financing activities	$(16,644)	$192,874	$(4,250)	$196,928

EBITDA (loss):

Leisure and recreation	$11,338	$31,118	$9,051	$35,165

Corporate	(2,296)	(2,880)	(3,835)	(4,794)

Total	$9,042	$28,238	$5,216	$30,371

Adjusted EBITDA (loss):

Leisure and recreation	$13,353	$33,757	$11,649	$40,394

Corporate	(2,296)	(2,880)	(3,835)	(4,794)

Total	$11,057	$30,877	$7,814	$35,600

      The Company reported a loss from continuing operations before income taxes in the amount of $4.4 million for the three months ended December 31, 2001, compared to income from continuing operations before income taxes of $6.0 million in the year ago period. The decrease in operating results during the three months ended December 31, 2001 versus the comparable prior year period was substantially attributable to a decrease in business following the September 11 terrorist attacks. While operating results during the three months ended December 31, 2001 did not include $7.0 million in income from the Arizona Biltmore Resort & Spa, which was sold in December 2000, this adverse impact was more than offset by lower interest expense arising from a reduction in debt with the proceeds from such sale. Revenue for the three months ended December 31, 2001 decreased 40%, to $57.8 million, down from $95.5 million for the three months ended December 31, 2000, which included $25.4 million in revenue from the Arizona Biltmore. The remaining decrease in revenue was largely attributable to travel disruption following the September 11 terrorist attacks.

      The Company reported a loss from continuing operations before income taxes in the amount of $22.1 million and $15.3 million for the six months ended December 31, 2001 and 2000, respectively. While operating results during the six months ended December 31, 2001 did not include $5.6 million in income from the Arizona Biltmore Resort & Spa, this adverse impact was more than offset by lower interest expense arising from a reduction in debt with the proceeds from such sale. Revenue for the six months ended December 31, 2001 decreased 37%, to $97.3 million, down from $155.1 million for the six months ended December 31, 2000, which included $39.9 million in revenue from the Arizona Biltmore Resort & Spa.

      The Company recorded a benefit for income taxes from continuing operations in the amount of $1.7 million during the three months ended December 31, 2001 and $8.9 million during the six months ended December 31, 2001. No benefit for income taxes was recorded during the three and six months ended December 31, 2000 due to an offsetting change in the Company’s valuation allowance. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. The valuation allowance is adjusted in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The Company continued to maintain a valuation allowance at December 31, 2000 because management believed the Company’s ability to generate future taxable income and realize the deferred tax asset was not “more likely than not” due to the volatility of the entertainment and sports business. This business was subsequently sold, and therefore the valuation allowance was released.

      The Company recorded an extraordinary loss (net of a benefit for income taxes) relating to the repurchase of senior subordinated notes payable during the three and six months ended December 31, 2001. The extraordinary loss substantially represents the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the notes were issued.

      The Company sold the entertainment and sports business (which has been classified as a discontinued operation) in July 2001 and recorded a gain on the disposition totaling $23.7 million during the six months ended December 31, 2001. The Company incurred a loss from discontinued operations totaling $4.6 million during the three months ended December 31, 2000 and $10.8 million during the six months ended December 31, 2000.

RESULTS OF OPERATIONS — COMPARISON TO PRIOR YEAR PRO FORMA

      The accompanying table for the three and six months ended December 31 (expressed in 000’s) and related discussion is set forth on a pro forma basis for the prior year, which excludes the operating results from the Arizona Biltmore Resort & Spa, which was sold in December 2000 and gives effect to the application of the related proceeds as if such asset was sold at the beginning of the period. Management believes the pro forma information, which is supplemental to the historical discussion, provides readers with a meaningful same store comparison of the periods presented.

	Three Months		Six Months

	2001	2000	2001	2000

Leisure and recreation revenue	$57,782	$70,183	$97,302	$115,274

Operating expenses:

Cost of leisure and recreation services	27,892	32,193	51,938	57,943

Selling, general and administrative expenses:

Leisure and recreation	18,552	17,335	36,313	35,132

Corporate	2,296	2,626	3,835	4,395

Amortization and depreciation:

Leisure and recreation	8,457	7,414	16,100	14,583

Corporate	61	75	128	150

Total operating expenses	57,258	59,643	108,314	112,203

Operating income (loss):

Leisure and recreation	2,881	13,241	(7,049)	7,616

Corporate	(2,357)	(2,701)	(3,963)	(4,545)

Total operating income (loss)	524	10,540	(11,012)	3,071

Interest and other income	267	204	984	899

Interest and other expense	(5,158)	(5,879)	(12,112)	(13,456)

Income (loss) from continuing operations before income taxes	$(4,367)	$4,865	$(22,140)	$(9,486)

EBITDA (loss):

Leisure and recreation	$11,338	$20,655	$9,051	$22,199

Corporate	(2,296)	(2,626)	(3,835)	(4,395)

Total	$9,042	$18,029	$5,216	$17,804

Adjusted EBITDA (loss):

Leisure and recreation	$13,353	$23,294	$11,649	$27,428

Corporate	(2,296)	(2,626)	(3,835)	(4,395)

Total	$11,057	$20,668	$7,814	$23,033

      The Company reported a loss from continuing operations before income taxes in the amount of $4.4 million during the three months ended December 31, 2001 compared to pro forma income from continuing operations before income taxes of $4.9 million during the three months ended December 31, 2000. The Company reported a loss from continuing operations before income taxes in the amount of $22.1 million during the six months ended December 31, 2001 compared to a pro forma loss from continuing operations before income taxes of $9.5 million during the six months ended December 31, 2000. The decrease in operating results during the three and six months ended December 31, 2001 compared to the three and six months ended December 31, 2000 was the result of a decrease in business following the September 11 terrorist attacks. However, Company lodging fundamentals have stabilized and recent resort indicators have improved.

      Additional operating data for the Company’s leisure and recreation business for the three and six months ended December 31 and pro forma for the prior year is set forth below (in 000’s except operating statistics):

	Three Months Ended			Six Months Ended

		2000			2000
	2001	Pro forma	% Chg.	2001	Pro forma	% Chg.

Revenue:

Room revenue	$21,168	$28,449	(26)%	$35,041	$45,482	(23)%

Non-room related revenue	36,614	41,734	(12)%	62,261	69,792	(11)%

Total leisure and recreation revenue	$57,782	$70,183	(18)%	$97,302	$115,274	(16)%

Operating Statistics:

Available room nights	205,988	205,988	—%	411,976	412,078	—%

Average daily rate	$200.07	$212.32	(6)%	$165.84	$170.93	(3)%

Occupancy	51.4%	65.0%	(21)%	51.3%	64.6%	(21)%

Room revenue per available room	$102.76	$138.11	(26)%	$85.06	$110.38	(23)%

Total leisure and recreation revenue per available room	$280.52	$340.71	(18)%	$236.19	$279.75	(16)%

Revenue

      Leisure and recreation revenue totaled $57.8 million during the three months ended December 31, 2001 compared to pro forma revenue of $70.2 million during the three months ended December 31, 2000. Leisure and recreation revenue totaled $97.3 million during the six months ended December 31, 2001 compared to pro forma revenue of $115.3 million during the six months ended December 31, 2000.

      Immediately prior to the events of September 11 room revenue was generally unchanged and non-room revenue was slightly ahead of the same period last year. However, occupancy dropped off sharply subsequent to September 11 as leisure customers and corporate groups cancelled or postponed their stays. Occupancy declined over 13 percentage points during the three and six months ended December 31, 2001 versus the same periods of the prior year.

      While deterioration in guest occupancy also adversely impacted non-room revenue during the 2001 periods as outlined in the preceding table, the change did not correlate to the decrease in room revenue because the Company was able to sustain revenue derived from its exclusive social club known as the Premier Club (from sources such as membership sales, annual dues and ancillary spending). Premier Club sales were negligibly affected by the aftermath of September 11. The Company also maintained other non-room sources of revenue not directly tied to its resort guest such as yachting and marina revenue.

Resort Operating Expenses

      Cost of leisure and recreation services totaled $27.9 million, or 48% of revenue, during the three months ended December 31, 2001 compared to pro forma cost of leisure and recreation services of $32.2 million, or 46% of revenue, during the three months ended December 31, 2000. Cost of leisure and recreation services totaled $51.9 million, or 53% of revenue, during the six months ended December 31, 2001 compared to pro forma cost of leisure and recreation services of $57.9 million, or 50% of revenue, during the six months ended December 31, 2000. During the three and six months ended December 31, 2001, certain reductions were made to variable expenses such as direct labor costs and management continues to actively work with the Company’s resort managers to substantially reduce the operating costs of each resort.

      Selling, general and administrative expenses (“S,G&A”) of the leisure and recreation business totaled $18.6 million, or 32% of revenue, during three months ended December 31, 2001, compared to pro forma S,G&A of $17.3 million, or 25% of pro forma revenue, during the three months ended December 31, 2000. S,G&A of the leisure and recreation business totaled $36.3 million, or 37% of revenue, during six months ended December 31, 2001, compared to pro forma S,G&A of $35.1 million, or 30% of pro forma revenue, during the six months ended December 31, 2000. S,G&A expenses increased as a percent of revenue during the three and six months ended December 31, 2001 versus the comparable prior year periods largely because of a rise in property taxes and incurring certain non-recurring charges such as severance payments for recently separated employees and other non-recurring compensation costs. S,G&A of the leisure and recreation business includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses.

      Amortization and depreciation expense for the leisure and recreation business was $8.5 million during the three months ended December 31, 2001 compared to $7.4 million on a pro forma basis during the three months ended December 31, 2000. Amortization and depreciation expense for the leisure and recreation business was $16.1 million during the six months ended December 31, 2001 compared to $14.6 million on a pro forma basis during the six months ended December 31, 2000. The increase during the three and six months ended December 31, 2001 compared to the three and six months ended December 31, 2000 was primarily due to the completion of several capital projects at the Boca Raton Resort & Club and Registry Resort resulting in additional depreciation expense, partially offset by a reduction in amortization expense. See Note 8 to the Consolidated Financial Statements.

Resort Operating Income (Loss)

      Operating income for the leisure and recreation business totaled $2.9 million during the three months ended December 31, 2001 compared to pro forma operating income of $13.2 million during the three months ended December 31, 2000. Operating loss for the leisure and recreation business totaled $7.0 million during the six months ended December 31, 2001 compared to pro forma operating income of $7.6 million during the six months ended December 31, 2000. As indicated above, the decrease in operating results for the three and six months ended December 31, 2001 compared to the three and six months ended December 31, 2000 was primarily the result of a decrease in revenue following the September 11 terrorist attacks.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $2.3 million during the three months ended December 31, 2001 compared to pro forma corporate general and administrative expenses of $2.6 million during the three months ended December 31, 2000. Corporate general and administrative expenses totaled $3.8 million during the six months ended December 31, 2001 compared to pro forma corporate general and administrative expenses of $4.4 million during the three months ended December 31, 2000. Corporate general and administrative expenses decreased during the three and six months ended December 31, 2001 primarily because of a decline in legal expense and because of a decrease in the management fee, equal to 1% of total revenue, payable to Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company’s Chief Executive Officer and Chairman. Pursuant to the management services agreement, Huizenga Holdings, Inc. provides certain administrative, financing, tax, investor relations and strategy related services to the Company.

Interest and Other Income

      Interest and other income totaled $267,000 during the three months ended December 31, 2001 compared to pro forma interest and other income of $204,000 during the three months ended December 31, 2000. Interest and other income totaled $984,000 during the six months ended December 31, 2001 compared to pro forma interest and other income of $899,000 during the six months ended December 31, 2000. Interest and other income includes interest earned on the Company’s interest bearing cash balance together with interest recognized on an $11.3 million secured promissory note received as part of the consideration for the sale of the entertainment and sports business. See Note 6 to the Consolidated Financial Statements.

Interest and Other Expense

      Interest and other expense totaled $5.2 million during the three months ended December 31, 2001 compared to pro forma interest and other expense of $5.9 million during the three months ended December 31, 2000. Interest and other expense totaled $12.1 million during the six months ended December 31, 2001 compared to pro forma interest and other expense of $13.5 million during the six months ended December 31, 2000. The change in interest and other expense during the three and six months ended December 31, 2001 and 2000 was the result of fluctuations in the amount of capitalized interest on projects under construction. Interest capitalized during the three months ended December 31, 2001 and 2000 totaled $1.0 million and $300,000, respectively. Interest capitalized during the six months ended December 31, 2001 and 2000 totaled $1.6 million and $300,000, respectively.

EBITDA

      EBITDA represents earnings before extraordinary items, interest expense, interest income, income taxes, depreciation and amortization. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company’s historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies. EBITDA decreased 50% to $9.0 million during the three months ended December 31, 2001 compared to pro forma EBITDA of $18.0 million during the three months ended December 31, 2000. EBITDA decreased 71% to $5.2 million during the six months ended December 31, 2001 compared to pro forma EBITDA of $17.8 million during the six months ended December 31, 2000. As indicated above, the Company’s operating results were adversely affected by a decrease in revenue following the September 11 terrorist attacks.

Adjusted EBITDA

      Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the periods presented. The net membership fees deferred represents the quarterly change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort & Club, Naples Grande and Grande Oaks Golf Clubs. Net memberships deferred totaled $2.0 million and $2.6 million during the three months ended December 31, 2001 and 2000, respectively. Net memberships deferred totaled $2.6 million and $5.2 million during the six months ended December 31, 2001 and 2000, respectively. The Company opened Naples Grande Golf Club in February 2000, which resulted in strong introductory membership sales during its initial twelve-month sales season, which are reflected in the net memberships deferred during the three and six months ended December 31, 2000.

Litigation

      The Company sold the Arizona Biltmore Resort & Spa in December 2000 but remained contingently liable for certain litigation relating to the property. Based on discussions and a settlement offer made subsequent to December 31, 2001, which has been accepted by one plaintiff but remains subject to the approval of a second plaintiff, the Company estimates that losses from the ultimate resolution of this litigation will approximate $2.9 million.

Liquidity and Capital Resources

      Unrestricted cash and cash equivalents decreased to $5.7 million at December 31, 2001, from $9.9 million at June 30, 2001. The major components of the change are discussed below.

     Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $8.7 million and $24.4 million during the six months ended December 31, 2001 and 2000, respectively. The decrease in cash flow from operating activities during the six months ended December 31, 2001 compared to the six months ended December 31, 2000 was primarily because the Company received $10.9 million from the entertainment and sports business during the prior year six-month period which represented collection of funds for advance season ticket sales to Florida

Panther Hockey Club home games and cash received as the operator of the National Car Rental Center (the arena that serves as home to the Florida Panthers Hockey Club). During the six months ended December 31, 2001, the Company sold the entertainment and sports business, and accordingly, received no cash from operating activities from such business. In addition, the Company received less cash from its leisure and recreation business during the six months ended December 31, 2001 than during the six months ended December 31, 2000 because of a decline in earnings and corresponding net cash flow following the September 11 terrorist attacks and because of the sale of the Arizona Biltmore Resort & Spa. The decrease in cash flow from the leisure and recreation business was partially offset by a reduction in interest paid during the six months ended December 31, 2001 compared to the six months ended December 31, 2000 because the Company used the proceeds from the sale of these assets to repay indebtedness.

     Net Cash Provided By Investing Activities

      Net cash provided by investing activities amounted to $21.4 million and $231.8 million during the six months ended December 31, 2001 and 2000, respectively. The change was largely because of the Company’s disposition activities. During the six months ended December 31, 2001 the Company received $72.4 million from the sale of the entertainment and sports business while during the six months ended December 31, 2000 the Company received $279.9 million in net proceeds from the disposition of the Arizona Biltmore Resort & Spa. Other changes in investing activities are discussed below.

      Capital expenditures totaled $50.8 million during the six months ended December 31, 2001 compared to $36.4 million during the six months ended December 31, 2000. During the six months ended December 31, 2001, the Company continued construction on various projects at the Boca Raton Resort & Club including 112 new water-view rooms (“Yacht Club”), which opened in January 2002 and a new 40,000 square foot state-of-the-art spa complex as well as a new golf clubhouse with casual restaurant, which opened in December 2001.

      During the six months ended December 31, 2000, capital spending at the Boca Raton Resort & Club related to a luxury guestroom renovation; at the Registry Resort capital spending related to construction of a new pool/aquatic center, 6,000 square feet of additional conference space and enhancements to the beach facility and boardwalk; and at the Bahia Mar Resort and Yachting Center capital spending related to a guestroom renovation.

      Restricted cash was nominal at December 31, 2001. During the prior year, restricted cash related to escrow accounts maintained in accordance with the terms of mortgage-note agreements and decreased $12.2 million from June 30, 2000 to December 31, 2000. These notes were subsequently paid by the Company.

     Cash Used in Financing Activities

      Net cash used in financing activities amounted to $34.4 million and $59.4 million during the six months ended December 31, 2001 and 2000, respectively. Net cash used in financing activities during the six months ended December 31, 2001 primarily included the repurchase of $57.0 million principal amount of senior subordinated notes payable along with borrowings under the Company’s revolving credit facility totaling $24.5 million. Net cash used in financing activities during the six months ended December 31, 2000 included $57.0 million in net repayments under the Company’s revolving credit facility and other long-term debt agreements as well as payment of $2.5 million to a former minority interest holder in one of the subsidiaries that comprised the entertainment and sports business.

     Capital Resources

      The Company’s capital resources are provided from both internal and external sources. The primary capital resources from internal operations include (1) room rentals, food and beverage sales, retail sales, golf revenue, tennis revenue, marina and conference services at the resorts and (2) Premier Club memberships. The primary external sources of liquidity have been the issuance of debt securities and borrowing under term loans and credit lines.

      As of February 8, 2002, the Company had $13.5 million outstanding under its revolving credit line (which maturity was extended from May 1, 2002 to November 1, 2003) and $126.6 million in immediate availability. As a result of the current availability under this credit line, combined with cash on hand, management believes the Company has sufficient funds to continue its capital maintenance plans and support on-going operations, including meeting debt service obligations as they come due.

Financial Condition

      Significant changes in balance sheet data from June 30, 2001 to December 31, 2001 are discussed below.

     Other Current Assets

      Other current assets increased to $15.4 million at December 31, 2001, from $6.0 million at June 30, 2001. The increase primarily relates to an $11.3 million secured promissory note received as part of the consideration for the sale of the entertainment and sports business (which was collected in January 2002).

     Net Assets/Liabilities of Discontinued Operations

      Net liabilities of discontinued operations totaled $14.1 million at December 31, 2001 and primarily represent remaining estimated income taxes payable associated with the gain on the sale and other disposal costs. Net assets of discontinued operations at June 30, 2001 included the following (in 000’s):

Cash and cash equivalents	$2,344

Restricted cash	16,644

Accounts receivable, net	2,708

Inventory	459

Other current assets	1,893

Property and equipment, net	7,566

Intangible assets, net	24,915

Other non-current assets	10,193

Accounts payable and accrued expenses	(5,741)

Current portion of deferred revenue	(3,431)

Other current liabilities	(8,982)

Other non-current liabilities	(2,857)

Net assets of discontinued operations	$45,711

     Property and Equipment

      Property and equipment increased to $823.5 million at December 31, 2001, from $792.1 million at June 30, 2001. The increase primarily relates to capital spending at the Boca Raton Resort & Club on projects including 112 water-view luxury guestrooms and marina slips (“Yacht Club”), a spa complex and a golf clubhouse. This capital spending was partially offset by depreciation expense.

     Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses decreased to $24.9 million at December 31, 2001, from $32.4 million at June 30, 2001. The decrease was primarily because the Company repurchased $57.0 million principal amount of senior subordinated notes resulting in a lower balance subject to accrued interest, because the Company paid its semi-annual interest payment on its outstanding senior subordinated notes payable in October 2001 and paid annual real estate taxes on certain of its properties during December 2001.

     Current Portion of Deferred Revenue and Advance Deposits

      Current portion of deferred revenue and advance deposits increased to $30.7 million at December 31, 2001, from $18.7 million at June 30, 2001. The increase substantially related to the collection of annual

Premier Club dues at the Boca Raton Resort & Club. The annual dues will be recognized as revenue ratably over the membership year, which commenced on October 1.

     Credit Lines and Notes Payable (Including Current Portion)

      Credit lines and notes payable increased to $24.9 million at December 31, 2001, from $551,000 at June 30, 2001. The increase substantially relates to borrowings made under the Company $146.0 million revolving credit facility.

     Deferred Income Taxes

      Deferred income taxes decreased to $22.4 million at December 31, 2001, from $32.4 million at June 30, 2001. The decrease was primarily the result of recording a benefit for income taxes totaling $8.9 million during the six months ended December 31, 2001.

     Senior Subordinated Notes Payable

      Senior subordinated notes payable decreased to $216.0 million at December 31, 2001, from $273.0 million at June 30, 2001. The decrease was the result of the repurchase of $57.0 million principal amount of such notes.

     Working Capital

      Current liabilities exceeded current assets by $17.6 million at December 31, 2001, compared to positive working capital of $45.5 million at June 30, 2001. The change is primarily because the Company used cash to repurchase $57.0 million principal amount of senior subordinated notes, which would have otherwise matured in April 2009. However, the ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a long-term revolving credit line that represents an additional and immediate potential source of liquidity. See “Capital Resources”.

Forward-Looking Statements

      Some of the information in this report may contain forward-looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors include certain known and unknown risks and uncertainties, and could cause the Company’s actual results to differ materially from those contained in any forward looking statement.

      These risk factors include, among others, risks relating to travel including a change in travel patterns resulting from slowing economic conditions, a change in corporate policies relating to group meetings and air or other travel disruption; risks associated with construction and development at the Company’s properties; competition in the Company principal business; the availability of financing on terms suitable to the Company and the Company’s dependence on key personnel.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Part II — Other Information

Item 1.     Legal Proceedings

      The Company sold the Arizona Biltmore Resort & Spa in December 2000 but remained contingently liable for certain litigation relating to the property. Based on discussions and a settlement offer made subsequent to December 31, 2001, which has been accepted by one plaintiff but remains subject to the approval of a second plaintiff, the Company estimates that losses from the ultimate resolution of this litigation will approximate $2.9 million.

      The Company is not involved in any material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to the business. While the results of proceedings which arose in the normal course of business cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated results of operations, consolidated cash flows or consolidated financial position.

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Securityholders

      At the Annual Meeting of Stockholders held on November 5, 2001, the shareholders voted to elect the directors named in the proxy materials dated September 21, 2001. The results of the voting were as follows:

		Withheld/
	For	Abstain	Total (1)

Steven R. Berrard	2,581,873,950	811,993	2,582,685,943

Dennis J. Callaghan	2,581,876,817	809,126	2,582,685,943

Michael S. Egan	2,582,473,922	212,021	2,582,685,943

Harris W. Hudson	2,582,474,445	211,498	2,582,685,943

H. Wayne Huizenga	2,582,473,943	212,000	2,582,685,943

George D. Johnson, Jr.	2,582,474,396	211,547	2,582,685,943

Henry Latimer	2,581,876,590	809,353	2,582,685,943

Richard C. Rochon	2,582,474,503	211,440	2,582,685,943

(1)	Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits

      None.

     (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOCA RESORTS, INC.

Date: February 8, 2002	By: /s/ WILLIAM M. PIERCE William M. Pierce Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

By: /s/ STEVEN M. DAURIA Steven M. Dauria Vice President and Corporate Controller (Principal Accounting Officer)