Form 10-K/A
period 2001-06-30
BOCA RESORTS INC
filed 2002-03-14
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-13173

Boca Resorts, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0676005
(State of Incorporation)	(I.R.S. Employer Identification No.)

501 E. Camino Real, Boca Raton, Florida	33432
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (561) 447-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered

Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      As of September 17, 2001, the registrant had 39,583,392 shares of Class A common stock, $ .01 par value (the “Class A Common Stock”), outstanding and, at such date, the aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant was approximately $354.7 million. As of September 17, 2001 the registrant had 255,000 shares of Class B common stock, $.01 par value (the “Class B Common Stock”), outstanding, none of which was held by a non-affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III Portions of the Registrant’s Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

      Part IV Portions of previously filed reports and registration statements.

INTRODUCTORY NOTE

      The Company’s Annual Report on Form 10-K as filed with the Securities & Exchange Commission on September 21, 2001, is being amended to revise “Management’s Discussion and Analysis — Results of Operations” (“MD&A”), to describe in further detail factors responsible for changes in various line items of the Company’s historical results of operations and to place such discussion before the unaudited pro forma information which management believes provides a meaningful comparison of the periods presented. Additionally, the table originally found in the MD&A containing a three-year comparison of unaudited pro forma data has been abbreviated to a two-year comparison. Finally, the information contained in footnote 5 to the consolidated financial statements containing the disclosure of unaudited pro forma consolidated results of operations, which excluded the operating results from the Arizona Biltmore Resort & Spa because it was disposed of mid-way through the Company’s fiscal year in December 2000, has been replaced with the historical results of operations of the Arizona Biltmore Resort & Spa.

      This information does not change the Company’s consolidated results of operations, or any line item in the consolidated financial statements. Other than the MD&A and the presentation of footnote 5, the Company’s Annual Report on Form 10-K is unchanged. The information in this Annual Report on Form 10-K/A does not reflect any subsequent information or events and remains as of June 30, 2001, or, as of the date of the filing of the original Form 10-K, as required.

INDEX

TO FORM 10-K

i

PART I

Item 1.     Business

Introduction

      Boca Resorts, Inc. (the “Company”) is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs (the “leisure and recreation business”). The Company owned an entertainment and sports business, which primarily included the operations of the Florida Panthers Hockey Club (the “Panthers”) and related arena management operations. This business was sold on July 25, 2001 and, accordingly, the entertainment and sports business has been accounted for as discontinued operations.

      The Company’s resorts include the Boca Raton Resort and Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale) and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two championship golf courses located in Florida (the Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples) that serve as additional amenities to the Company’s resorts as well as components of the Company’s exclusive social club, known as the Premier Club. Previously, the Company owned the Arizona Biltmore Resort & Spa, however, this property was sold on December 22, 2000.

      The Company’s resorts possess numerous competitive and operational strengths. The resorts are unique, irreplaceable assets in desirable locations with strong recognition and positioning in their markets. The facilities and amenities at the Company’s resorts provide multiple and diverse revenue streams and attract upscale business and leisure customers. In addition, through the development of additional guestrooms and/or resort amenities, the resorts have opportunities to significantly increase revenue and cash flow.

      For a discussion of the Company’s revenue, profits and assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included later herein. The Company was incorporated in Florida in 1996 and re-incorporated in Delaware in 1997.

Business Strategy

      While management continuously evaluates ownership, acquisition and divestiture alternatives, its current strategy is to focus on internal expansion and development opportunities of its existing properties. The Company’s objective is to maximize the cash flow from, and the value of, the Company’s leisure and recreation business by:

•	Continuing Internal Growth Through Capital Improvements at the Resorts. Management believes that the Company’s resorts have the opportunity for continued internal growth. In addition to normal recurring capital expenditures, during the past five years over $200 million has been invested (or is committed to be invested) in the resorts on capital projects including the Boca Raton Resort and Club marina wing complex (consisting of 112 new water-view luxury guestrooms), spa complex, golf clubhouse, marina slips, retail and restaurant space, conference center, golf course, tennis and fitness center, parking garage and accelerated guestroom renovation; the Registry Resort at Pelican Bay with a new pool complex, additional meeting space and beachfront improvements; the construction of Grande Oaks Golf Club and Naples Grande Golf Club; as well as room renovations at the Hyatt Regency Pier 66 Hotel and Marina, the Radisson Bahia Mar Resort and Yachting Center and the Edgewater Beach Hotel.

      Management believes that these capital expenditures have resulted in, and will continue to produce, increases to the average daily room rates at its resorts. Management also believes that the high quality of the Company’s resorts will continue to attract higher spending corporate groups, which in turn will increase total revenue per available room. For the year ended June 30, 2001, the average daily room rate was $209.79, room revenue per available room was $150.42 and total revenue per available room was $353.97, excluding the

Arizona Biltmore Resort & Spa. For the year ended June 30, 2000, the average daily room rate was $201.08, room revenue per available room was $141.09 and total revenue per available room was $326.58, excluding the Arizona Biltmore Resort & Spa.

•	Continued Focus on Upscale Business and Leisure Customers. Management believes that its focus on corporate group customers and upscale business and leisure customers allows the Company to maximize total revenue per available room. It has been management’s experience that these customers are more likely to use the additional amenities and facilities available at the resorts, thereby increasing revenue. Additionally, group customers tend to book reservations 12 to 36 months in advance of their stay, thus enabling management to better estimate future revenue streams and manage corresponding expenses. Group business has also been used by the Company to fill off-peak leisure periods. Management believes that by targeting upscale customers the Company is well positioned to take advantage of demographic trends (which include an aging “baby-boom” population with increasing disposable income) that are creating increased demand for luxury resorts and related amenities. Management also believes the resorts will be able to capitalize on these trends given the properties’ unique nature and locations. The Company’s ability to capitalize on these trends is enhanced by the high barriers of entry into the luxury resort industry.

•	Continuing to Capitalize on Integration and Cost-Saving Opportunities. Management believes the integration of certain aspects of the resort operations will allow the Company to realize significant operating efficiencies. Management is focusing on integrating the operations of all of its resorts, including reservations, purchasing, training, information systems, insurance and marketing, in order to achieve greater operating efficiencies and improved profit margins. In addition, management believes that managing all of the resorts by a single management team with established practices and systems will improve the efficiency of the resort operations and will offer employees internal promotional opportunities.

•	Expanding Premier Club Concept. The Company continues to expand and develop its Premier Club concept, which was first introduced in 1991 at the Boca Raton Resort and Club. Membership in the Boca Raton Resort Premier Club allows Premier Club members’ access to the Boca Raton Resort and Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Company expanded its Premier Club operations, with the opening of Grande Oaks Golf Club in June 1999 and Naples Grande Golf Club in February 2000. In addition to attracting new club members who provide an additional revenue stream, the Company is able to offer guests of the Company’s Fort Lauderdale and Naples resorts play at these new 18-hole championship facilities and is able to offer reciprocal amenities to the Boca Raton Resort and Club Premier Club members. With its Premier Clubs, the Company generates substantial incremental revenue from its existing facilities and services. Management anticipates that the Premier Club will continue to be successful in marketing resort amenities, including restaurants, pools, and where available, tennis, golf, spas and other leisure and recreational facilities to residents in local communities in a country club/social club setting.

      The following table sets forth a summary of the key physical attributes of each of the Company’s resorts:

							Access to				No.
			No. of	Conference	Access to		No. of	No. of	No. of	No. of Food	of
			Rooms/	Space	No. of Golf		Tennis	Swimming	Boat	& Beverage	Retail
	Acres		Suites	Sq. Ft.	Courses		Courts	Pools	Slips	Sites	Shops

Boca Raton Resort and Club	343		963 (1)	146,890	4	(2)	30	5	27	16	12
Registry Resort at Pelican Bay	24		474	43,020	4	(3)	15	5	—	8	7
Edgewater Beach Hotel	3		126	3,450	4	(3)	15 (4)	1	—	3	1
Hyatt Regency Pier 66 Hotel and Marina	24		380	22,296	1	(5)	2	2	136	6	2
Radisson Bahia Mar Resort and Yachting Center	44		296	20,150	1	(5)	4	1	330	3	5

	438	(6)	2,239	235,806	9		51	14	493	36	27

(1)	Excludes 112 rooms currently under construction in a new marina wing.
(2)	Boca Raton Resort and Club maintains one 18-hole golf course on premises and another at the resort’s country club location. In addition, the resort has access to two 18-hole golf courses through use agreements.
(3)	Guests at the Registry Resort at Pelican Bay and the Edgewater Beach Hotel have access to the new 18-hole Naples Grande Golf Club, which is owned by the Company, and to three 18-hole golf courses through use agreements.
(4)	Edgewater Beach Hotel guests have access to the tennis courts at the Registry Resort at Pelican Bay.
(5)	Hyatt Regency Pier 66 Hotel and Marina and Radisson Bahia Mar Resort and Yachting Center have access to Grande Oaks Golf Club, which is owned by the Company.
(6)	Excludes the acreage associated with Grande Oaks and Naples Grande Golf Clubs.

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

      The resorts’ conference facilities and other amenities make them attractive locations for group functions. The conference facilities include over 235,000 square feet of conference space. The Company maintains its own in-house planning and logistics capabilities that allow sales and marketing personnel to market multiple resort locations to corporate and association groups that prefer to change conference locations from year to year.

      The Company continues to expand and develop the Premier Club concept, which was first introduced in 1991 at the Boca Raton Resort and Club. Membership in the Boca Raton Resort Premier Club allows Premier Club members’ access to the Boca Raton Resort and Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Boca Raton Resort Premier Club currently requires an initial membership fee of $50,000 and annual social dues starting at $3,150. Additional dues are required for members who wish to use the resort’s golf and tennis facilities. In addition, Premier Club members generate revenue through the use of existing resort facilities and services, which are available on a fee-for-use basis. The Company opened Grande Oaks Golf Club in June 1999 and Naples Grande Golf Club in February 2000 offering members and guests of the Company’s Fort Lauderdale and Naples resorts play at these championship golf facilities as well as reciprocal amenities to the Boca Resort Premier Club member. The Company currently charges $33,500 and $30,000 for membership initiation fees at Grande Oaks Golf Club and Naples Grande Golf Club, respectively, and annual golf dues of $5,356 and $4,700 at Grande Oaks Golf Club and Naples Grande Golf Club, respectively.

      Additional information relating to the Company’s resorts, including renovations and distinctions, is set forth below.

Boca Raton Resort and Club

•	Renovations/Expansion. In fiscal 2002, the Company is expected to complete construction of a new marina wing and additional marina slips. The eight-story marina wing complex will consist of 112 water-view luxury guestrooms and additional meeting space. Also in fiscal 2002, the Company is expected to complete a new state- of-the-art 40,000 square foot spa complex and a new golf clubhouse and casual restaurant. In 2000, the Company opened a new Tuscan-style restaurant and added retail space. In 1999, the Company completed a parking facility, a chiller plant and commenced activity on an accelerated room renovation, which is expected to encompass most of the 963 luxury guestrooms and be concluded in December 2001. In January 1998, the Company completed a new 140,000 square foot conference facility, a state-of-the-art tennis and fitness center complex and a new Bates-designed 18-hole golf course, replacing one of its previous 18-hole golf courses. The completion of the conference center allows the Boca Raton Resort and Club to accommodate more than one large group at a time, resulting in better occupancy of it luxury guestrooms.

•	Distinctions. Boca Raton Resort and Club has been awarded the Readers’ Award as one of the “Top Hotels in North America” by Travel & Leisure magazine in 2001, received Meetings and Conventions Gold Key Award in 2001 and Corporate Meetings and Incentives Paragon Award in 2001.

Registry Resort at Pelican Bay

•	Renovations/Expansion. The Company added 6,000 square feet of flexible meeting space at the Registry Resort providing it with the largest meeting venue in the Naples market. The Company also completed a new pool complex with private cabana rentals and beach improvements.

•	Distinctions. Registry Resort received AAA’s Four Diamond Award and been named to Zagat’s Top 10 Resorts in Florida every year since 1988, was named among the Top 100 World’s Best Resorts in the Continental U.S. by Travel & Leisure magazine in 2000 and received Meetings and Conventions Gold Key Award in 2000.

Edgewater Beach Hotel

•	Renovations/Expansion. Edgewater Beach Hotel is expected to complete a room renovation in December 2001.

•	Distinctions. Edgewater Beach Hotel has consistently received the AAA’s Four Diamond Award and has been featured in Resorts and Great Hotels and named to Conde Nast Traveler’s Best Places to Stay in the World.

Hyatt Regency Pier 66 Hotel and Marina

•	Renovations/Expansion. Hyatt Regency Pier 66 completed an $8.4 million renovation of its guestrooms in November 1998.

•	Distinctions. In 2001, the general manager of Hyatt Regency Pier 66 was named General Manager of the Year by the Florida Hotel and Motel Association and was named United States General Manager of the Year for an Outstanding Medium Sized Property by the American Hotel and Lodging Association. In addition, Hyatt Regency Pier 66 has consistently received the AAA’s Four Diamond Award, Successful Meetings Magazine’s Pinnacle Award in 2000 and Meetings and Conventions Gold Key Award in 2000.

•	Franchise Agreement. Upon the acquisition of Hyatt Regency Pier 66, the Company assumed the rights under a 20-year franchise agreement with Hyatt Franchise Corporation. The Hyatt franchise agreement terminates in November 2014. The Hyatt franchise agreement provides for the payment of monthly royalty fees equal to 5% of gross room revenue. The Hyatt franchise agreement also provides for the payment to Hyatt of certain Hyatt “allocable chain expenses” relating to sales and marketing costs based on the total number of guestrooms at Hyatt Regency Pier 66 compared to the average number of guestrooms in all Hyatt hotels in the United States, and the Hyatt franchise agreement provides for the payment of a fee for using the Hyatt reservation system. The Hyatt franchise agreement requires that Hyatt Regency Pier 66 maintain a reserve, equal to 4% of gross room revenue, for replacement of furniture, fixtures and equipment and for those repairs and maintenance costs that are capitalizable under generally accepted accounting principles. The franchise agreement requires significant renovations of guestrooms, corridors and other public areas every five to six years. The replacement of other furniture, fixtures and equipment, as defined in the agreement, is required every 10 to 12 years.

Radisson Bahia Mar Resort and Yachting Center

•	Renovations/Expansion. Radisson Bahia Mar completed a comprehensive room renovation in 2000.

•	Distinctions. Radisson Bahia Mar has consistently received the Mobil Travel Guide’s Three Star Award and the AAA’s Three Diamond Award and was previously awarded the Radisson Hotels Worldwide President’s Award and the Anchor Award presented by Marine Industries Association of South Florida. Each Fall, the Radisson Bahia Mar marina is host to the International Boat Show, an annual six-day boating and marine event, which is believed to be the world’s largest in-water boat show.

•	License Agreement. Upon the acquisition of Radisson Bahia Mar, the Company assumed the rights under the Radisson license agreement with Radisson Hotels International, Inc., which expires in July 2004. The terms of the Radisson license agreement allow the Company to operate the hotel using Radisson’s proprietary hotel management system. Annual fees payable to Radisson pursuant to the Radisson license agreement are 5% of gross room sales.

•	Leases. The site of the resort is subject to a land lease that expires in 2062.

      In addition to the resort properties discussed above, the Company also owns Grande Oaks Golf Club and Naples Grande Golf Club. Grande Oaks Golf Club was formerly known as Rolling Hills Golf Club, site of the hit comedy “Caddy Shack”. The property now features a redesigned 18-hole championship golf course designed by Raymond Floyd, a 35-acre, newly designed practice facility and a newly constructed clubhouse. Naples Grande Golf Club, which opened in February 2000, was designed by golf architect Rees Jones. He created an optimum environment for golfers, relying on the natural surroundings and existing foliage.

Customers and Marketing

      The core customer base for the Company’s business consists of corporate and other group customers, affluent local residents, upscale leisure travelers and individual business travelers. The Company’s marketing efforts involve (1) use of a sales force to develop national corporate and other group business for the resort facilities by focusing on identifying, obtaining and maintaining corporate and other group accounts whose employees conduct business nationwide, and (2) the use of advertisements that target individual business travelers and upscale leisure travelers in magazines such as Conde Nast Traveler, Travel and Leisure, Travel Weekly and Meetings and Conventions as well as newspapers such as The New York Times. The Company’s franchised resorts also benefit from the strong distribution resulting from the national reservation systems of the franchisors of the Hyatt and Radisson brands. The Company continues to focus on expanding its Internet presence and sales capabilities to increase revenue and improve customer service. In addition, the Company is enhancing its marketing efforts by integrating the Company’s proprietary customer databases, in order to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities.

Competition

      The resort and hotel industry is highly competitive. Competitive factors include room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, name recognition, and availability of alternative resort and hotel operations in local markets. While some of the Company’s competitors are private management firms, several are large national and international chains that own and operate hotels or manage hotels owned by third parties. A variety of brands compete directly with the Company.

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

Seasonality

      The Company’s revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. Because of this variability in demand, the Company’s revenue fluctuates quarter-to-quarter, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although historically the trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

Trademarks

      The Company has registered trademarks and service marks, some of which, including several relating to the Boca Resort name, are of material importance to the Company’s business. The Company’s other related marks, while valuable, are not material to its business. Trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to be generic. The Company presently uses two national trade names for two of its resorts pursuant to licensing arrangements with national franchisors. The duration for use pursuant to the licensing arrangements is disclosed under “Franchise Agreement” and “License Agreement.”

Disposition Opportunities and Discontinued Operations

      Management periodically reviews the Company’s business with the view to identifying properties or other assets that no longer complement its operations. On July 25, 2001, the Company sold its entertainment and sports business after a thorough examination of its strategic relationship to the core leisure and recreation operations. The purchase price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.2 million secured promissory note and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes is estimated to be between $67.0 million and $69.0 million, and the gain on disposition, which will be recorded during the three months ended September 30, 2001, is estimated to be between $23.0 million and $25.0 million. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and liabilities and operating results of this discontinued operation.

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

Risk Factors

      The business, financial condition, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company’s Class A Common Stock, may be adversely affected by a number of factors, including the matters discussed below. Such factors, among other items, include:

The Company faces risks relating to travel. The Company’s customers consist of corporate and other group customers, upscale leisure travelers and individual business travelers, many of which are dependent upon commercial airlines as a primary means of transportation. A change in travel patterns resulting from slowing economic conditions, a change in corporate policies relating to group meetings, air or other travel disruption, third party increases in travel costs or disruption caused by natural disaster, war or political unrest could have a material adverse effect on the Company’s financial condition and results of operations.

The Company faces a variety of risks associated with operating resorts. The Company may encounter risks common to the operations of resorts, including over-building (which may lower room rates), increases in operating costs due to inflation or other factors and decreases in revenue due to moderate or severe economic downturns. The Company may also face risks relating to the concentration of the resorts in South Florida. Any of these risks could have a material adverse effect on the Company’s financial condition or results of operations.

The Company may make significant capital expenditures to further develop the resorts and these expenditures involve risks. The Company’s growth strategy contemplates expanding the infrastructure at certain of its resorts or expanding its presence within one or more markets. The resorts may also need periodic renovations or other capital improvements to keep them well maintained and competitive. Unexpected excessive costs of any expansion or needed renovation or capital improvements could have a material adverse effect on the Company’s financial condition or results of operations. Also, any capital expenditure for expansion, renovation or improvement of the resorts may not generate the financial returns expected. Such capital expenditures could involve certain risks, including the possibility of environmental problems; the possibility that cash to fund renovations will not be available or that financing for renovations will not be available on favorable terms; uncertainties as to market demand or deterioration in market demand after commencement of renovations; the emergence of unanticipated zoning and regulatory requirements; so called “acts of God” such as hurricanes that could adversely impact a project and competition from other resorts, hotels and alternative lodging facilities.

The Company may need to make substantial capital expenditures in order to comply with the Americans with Disabilities Act. The resorts and other properties are subject to the requirements of the Americans with Disabilities Act (the “ADA”), which generally requires that public accommodations be made accessible to disabled persons. Management believes that the resorts and other properties are in substantial compliance with the ADA and that the Company will not be required to make substantial capital expenditures to address the requirements of the ADA. However, compliance with the ADA could require removal of access barriers and noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If the Company were required to make substantial alterations in one or more of the resorts or the other properties in order to comply with the ADA, it’s financial condition and results of operations could be adversely affected.

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

The Company’s resort business is seasonal. The resort operations are generally seasonal. The resorts historically experience greater revenue, costs and profits in the second and third quarters of the fiscal year ended June 30 due to increased occupancy and room rates during the winter months.

The Company competes for customers. The hotel and leisure industry is highly competitive. The Company’s properties compete for customers with other hotel and resort properties, and, with respect to its Premier Club, with other operators of social clubs and golf courses. Some of the Company’s competitors may have substantially greater marketing and financial resources and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect the Company’s operating results.

The Company’s financing agreements limit operating flexibility. Certain of the Company’s loan agreements restrict, among other things, the ability to borrow money; pay dividends on stock or make certain other restricted payments; use assets as security in other transactions; make investments; enter into certain transactions with the affiliates; and sell certain assets or merge with other companies. These debt instruments also require the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Although management is confident that the Company will satisfy all of these requirements, the Company’s ability to meet those financial ratios and financial tests may be affected by events beyond its control, and management cannot assure you that the Company will meet those tests.

Control by H. Wayne Huizenga. The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. As of June 30, 2001, Mr. Huizenga, the Company’s Chairman, beneficially owned voting stock of the Company with the power to vote approximately 98.5% of the total votes entitled to be cast on any matter submitted to a vote of stockholders. As the sole owner of Class B Common Stock, Mr. Huizenga has the ability to indirectly control the management and policies as well as the outcome of substantially all non-extraordinary matters submitted to the stockholders for approval, including the election of directors.

Nothing in the charter or bylaws restricts the transfer of Class B Common Stock. As a result, Mr. Huizenga may sell his controlling interest without the approval of the holders of Class A Common Stock and Mr. Huizenga may receive a substantial premium price for selling his controlling interest in the Company.

The Company depends on key personnel. For the foreseeable future, the Company will be materially dependent on the services of Mr. Huizenga. The loss of Mr. Huizenga’s services could have a material adverse effect on the business. The Company does not carry key man life insurance on Mr. Huizenga or on any of the officers or directors.

The Company may face a variety of risks if it enters into business acquisitions, joint ventures and/or divestitures in the future. The Company may pursue acquisitions of resort-related or other types of businesses. In addition, the Company may pursue joint ventures and/or divestitures in the future. The Company’s success will depend upon the ability to identify and finance attractive alternative business acquisitions, ventures and/or divestitures. The risks related to acquisitions, joint ventures and/or divestitures include: potential diversion of management; unanticipated liabilities or contingencies from acquired businesses or ventures; environmental and other regulatory costs; suitability of a joint venture partner; increased interest costs and costs related to integration of acquisitions; integrating the businesses that the Company acquires; need to manage growth of acquired businesses or joint ventures; potential corporate reorganization and reallocation of resources due to divestitures and potential one-time losses on divestitures.

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

Item 2.     Properties

      The Company’s corporate headquarters are located at the Boca Raton Resort and Club. The Company considers its resorts to be leading establishments with respect to desirability of location, size of facilities, physical condition, quality and variety of services offered in the areas in which they are located. See further description of properties under “Business”. Certain of the Company’s resorts serve as security under a revolving credit facility. See Note 8 to the Consolidated Financial Statements included elsewhere herein.

Item 3.     Legal Proceedings

      The Company is not involved in any material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to its business.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Class A Common Stock began trading on The Nasdaq National Market on November 13, 1996 under the symbol “PUCK.” On July 11, 1997, the Class A Common Stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “PAW.” On September 29, 1999, the Class A Common Stock began trading on the NYSE under the symbol “RST”. The following table sets forth, for the periods indicated, the range of the high and low sales prices per share for the Class A Common Stock.

	Price Range of Class A
	Common Stock

	High	Low

Fiscal Year Ended June 30, 2001:
First Quarter	$12.1250	$9.5625
Second Quarter	15.6875	10.7500
Third Quarter	14.3750	11.3300
Fourth Quarter	14.7300	10.8500
Fiscal Year Ended June 30, 2000:
First Quarter	$11.125	$8.6875
Second Quarter	10.750	8.5000
Third Quarter	9.875	7.6250
Fourth Quarter	9.875	8.2500

      On September 17, 2001, the last reported sales price of the Class A Common Stock on The New York Stock Exchange was $11.85. As of the same date, there were approximately 9,100 holders of record of the Class A Common Stock.

      Since its inception, the Company has not paid any cash dividends on the Class A Common Stock or the Class B Common Stock. The Company does not intend to pay any cash dividends with respect to its common stock in the foreseeable future. Certain of the Company’s credit facilities restrict the ability of the Company to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.  Selected Financial Data

      The financial data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. On July 25, 2001, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club and related arena management operations. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying selected financial data has been restated to report separately the net assets and operating results of this discontinued operation.

	Year Ended June 30,

	2001	2000	1999	1998(1)	1997(1)

	In thousands, except per share data
Statement of Operations Data:
Leisure and recreation revenue	$329,171	$361,360	$327,001	$252,603	$17,567
Operating expenses:
Cost of leisure and recreation services	143,567	156,620	141,456	110,084	6,658
Selling, general and administrative expenses	89,624	98,731	94,856	81,300	6,929
Amortization and depreciation	35,490	34,436	28,343	17,987	1,459

Total operating expenses	268,681	289,787	264,655	209,371	15,046

Operating income	60,490	71,573	62,346	43,232	2,521
Interest and other income	5,164	1,529	2,826	2,064	1,669
Interest and other expense	(47,150)	(55,040)	(55,377)	(25,290)	(1,192)

Income from continuing operations before income taxes	18,504	18,062	9,795	20,006	2,998
Provision for income taxes	4,724	805	1,300	—	—

Income from continuing operations	13,780	17,257	8,495	20,006	2,998
Loss from discontinued operations, net of income taxes	(8,862)	(3,771)	(436)	(18,733)	(13,258)
Extraordinary loss on early extinguishment of debt, net of benefit for income taxes	(1,236)	—	(2,658)	—	—

Net income (loss)	$3,682	$13,486	$5,401	$1,273	$(10,260)

Basic and diluted net income (loss) per share:
Income from continuing operations	$0.34	$0.42	$0.23	$0.57	$0.22
Loss from discontinued operations	(0.22)	(0.09)	(0.01)	(0.53)	(0.96)
Extraordinary loss on early extinguishment of debt	(0.03)	—	(0.07)	—	—

Net income (loss) per share	$0.09	$0.33	$0.15	$0.04	$(0.74)

Other Data:
EBITDA (2)	$95,980	$106,009	$90,689	$61,219	$3,980
Membership fees deferred during the period(3)	11,848	12,532	8,198	5,814	—

Adjusted EBITDA (4)	$107,828	$118,541	$98,887	$67,033	$3,980

EBITDA margin(5)	29%	29%	28%	24%	23%
Adjusted EBITDA margin(6)	32%	32%	30%	26%	23%
Capital expenditures	$60,778	$63,090	$98,514	$50,736	$436

	At June 30,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Cash and cash equivalents	$9,909	$7,796	$7,926	$32,162	$6,484
Restricted cash	$500	$10,176	$31,686	$18,207	$30,110
Total current assets	$96,779	$106,802	$124,499	$130,740	$109,376
Total assets	$946,132	$1,271,115	$1,256,524	$1,092,835	$585,232
Total current liabilities	$51,294	$135,108	$93,325	$373,801	$34,524
Total debt	$273,511	$583,195	$584,105	$540,626	$186,056
Non-current obligations	$409,195	$633,813	$672,919	$288,523	$249,555
Shareholders’ equity	$485,643	$502,194	$490,280	$430,511	$301,153

(1)	The Company acquired substantially all of its properties comprising the leisure and recreation business during fiscal 1997 and 1998.
(2)	EBITDA represents earnings before interest expense, interest income, income taxes, depreciation, amortization, extraordinary items and discontinued operations. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company’s historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(3)	Represents the annual change in deferred revenue from the Company’s Premier Clubs. The Premier Clubs currently require a non-refundable initial membership fee. Initial membership fees are recorded as revenue over the estimated life of the membership. Unrecognized portions of the initial membership fees are included in deferred revenue in the accompanying Consolidated Balance Sheets.
(4)	Adjusted EBITDA represents EBITDA plus the amount of the Company’s Premier Club net membership fees deferred during the period.
(5)	EBITDA margin is defined as EBITDA divided by revenue.
(6)	Adjusted EBITDA margin is defined as Adjusted EBITDA divided by the sum of revenue plus the Company’s Premier Club net membership fees deferred during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impact of Inflation

      Inflation and changing prices have not had a material impact on the Company’s revenue and results of operations. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company’s revenue or earnings during fiscal 2002. Many of the costs of operating the resorts can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates (as well as other changing market conditions). The Company has less flexibility in changing group rates since guest reservations are typically made 12 to 36 months in advance of the stay. To the extent inflationary trends affect short-term interest rates, a portion of the Company’s debt service costs may be adversely affected. See Note 8 to the Consolidated Financial Statements.

Impact of Recently Issued Accounting Standards

      Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” prohibits the pooling method of accounting for business combinations and requires business combinations to be accounted for using the purchase method of accounting. The requirements of this statement should be applied to business combinations initiated after June 30, 2001. The Company believes the adoption of SFAS No. 141 will not have a material impact on its results of operations or financial position.

      SFAS No. 142, “Goodwill and Other Intangible Assets” addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired individually, or with a group of assets, should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill shall not be amortized. Goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 142 and will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as the Company applies its provisions. Amortization of goodwill totaled $1.7 million for the year ended

June 30, 2001, however, this is not intended to be indicative of the expected impact on the Company’s future results of operations.

      SFAS No. 143, “Accounting for Asset Retirement Obligations” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on July 1, 2002, as required.

RESULTS OF OPERATIONS — HISTORICAL COMPARISON

      The accompanying table for the years ended June 30 (expressed in 000’s) is set forth on a historical basis which includes operating results from the Arizona Biltmore Resort & Spa (sold in December 2000) and the entertainment and sports business (presented as a discontinued operation and sold in July 2001).

	2001	2000	1999

Leisure and recreation revenue	$329,171	$361,360	$327,001
Operating expenses:
Cost of leisure and recreation services	143,567	156,620	141,456
Selling, general and administrative expenses:
Leisure and recreation	81,398	89,271	86,301
Corporate	8,226	9,460	8,555
Amortization and depreciation:
Leisure and recreation	35,195	34,265	28,225
Corporate	295	171	118

Total operating expenses	268,681	289,787	264,655

Operating income (loss):
Leisure and recreation	69,011	81,204	71,019
Corporate	(8,521)	(9,631)	(8,673)

Total operating income	60,490	71,573	62,346
Interest and other income	5,164	1,529	2,826
Interest and other expense	(47,150)	(55,040)	(55,377)

Income from continuing operations before income taxes	18,504	18,062	9,795
Benefit for income taxes	4,724	805	1,300

Income from continuing operations	13,780	17,257	8,495
Loss from discontinued operations, net of income tax benefit	(8,862)	(3,771)	(436)
Extraordinary loss on early retirement of debt, net of income tax benefit	(1,236)	—	(2,658)

Net income	$3,682	$13,486	$5,401

Net cash provided by operating activities	$37,033	$40,027	$71,590

Net cash provided by (used in) investing activities	$222,347	$(36,913)	$(115,445)

Net cash provided by (used in) financing activities	$(257,267)	$(3,244)	$19,619

EBITDA (loss):
Leisure and recreation	$104,206	$115,469	$99,244
Corporate	(8,226)	(9,460)	(8,555)

Total	$95,980	$106,009	$90,689

Adjusted EBITDA (loss):
Leisure and recreation	$116,054	$128,001	$107,442
Corporate	(8,226)	(9,460)	(8,555)

Total	$107,828	$118,541	$98,887

      Select operating data for the Company’s leisure and recreation business for the years ended June 30 is set forth below (in 000’s except operating statistics):

	2001	% Change	2000	% Change	1999

Revenue:
Room revenue	$139,107	(11)%	$156,607	9%	$143,264
Non-room related revenue	190,064	(7)%	204,753	11%	183,737

Total leisure and recreation revenue	$329,171	(9)%	$361,360	11%	$327,001
Operating Statistics:
Available room nights	943,425	(12)%	1,074,672	4%	1,036,453
ADR	$209.68	—%	$209.42	4%	$200.70
Occupancy	70.3%	1%	69.6%	1%	68.9%
Room revenue per available room	$147.45	1%	$145.73	5%	$138.23
Total leisure and recreation revenue per available room	$348.91	4%	$336.25	7%	$315.50

Resort Revenue

      The leisure and recreation business generates a diversified stream of revenue. Leisure and recreation revenue totaled $329.2 million, $361.4 million and $327.0 million for the years ended June 30, 2001, 2000 and 1999, respectively. Non-room revenue, which represented over 56% of leisure and recreation revenue for each period presented, was derived from sources such as food and beverage sales, yachting and marina revenue, golf revenue, club membership fees and dues, retail sales and other resort amenities.

      The decrease in leisure and recreation revenue during the year ended June 30, 2001 compared to the year ended June 30, 2000 followed a decrease in available room nights due to the sale of the Arizona Biltmore Resort & Spa mid-way through the fiscal year in December 2000. The decrease in revenue resulting from the sale of the Arizona Biltmore Resort & Spa was partially offset by an overall increase in revenue derived from the Company’s other resort properties. See discussion of same store operating results under “Results of Operations — Pro Forma to Exclude the Arizona Biltmore Resort & Spa” later herein.

      The increase in leisure and recreation revenue during the year ended June 30, 2000 compared to the year ended June 30, 1999 was the result of increases in ADR, occupancy, along with total available rooms (due to the completion of a 120 guestroom addition at the Arizona Biltmore Resort & Spa in September 1999). In addition, non-room revenue increased during this same period due, in part, to a rise in revenue generated from the Company’s exclusive social club, known as the Premier Club.

Resort Operating Expenses

      Cost of leisure and recreation services totaled $143.6 million or 44% of revenue for the year ended June 30, 2001, $156.6 million or 43% of revenue for the year ended June 30, 2000 and $141.5 million or 43% of revenue for the year ended June 30, 1999. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

      Selling, general and administrative expenses (“S,G&A”) of the leisure and recreation business totaled $81.4 million, or 25% of revenue during the year ended June 30, 2001, $89.3 million or 25% of revenue during the year ended June 30, 2000 and $86.3 million or 26% of revenue for year ended June 30, 1999. S,G&A of the leisure and recreation business primarily consisted of utility and property costs, real estate taxes, insurance, franchise agreement fees and administrative salaries and expenses.

      Amortization and depreciation expense for the leisure and recreation business totaled $35.2 million, $34.3 million and $28.2 million for the years ended June 30, 2001, 2000 and 1999, respectively. The increase in amortization and depreciation expense during the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily due to the completion of several capital projects at the Boca Raton Resort and Club and Registry Resort resulting in additional depreciation expense, offset by a $4.2 million decrease in amortization and depreciation expense due to the sale of the Arizona Biltmore Resort & Spa. The increase in amortization and depreciation expense during the year ended June 30, 2000 compared to the year ended June 30, 1999 was primarily due to the completion of several capital projects including a 120 guestroom addition at the Arizona Biltmore Resort and Spa, the redesign and construction at Grande Oaks Golf Club and the development of Naples Grande Golf Club.

Resort Operating Income

      Operating income for the leisure and recreation business totaled $69.0 million, $81.2 million and $71.0 million for the years ended June 30, 2001, 2000 and 1999, respectively. The decrease in operating income for the leisure and recreation business during the year ended June 30, 2001 compared to the year ended June 30, 2000 was due to a $17.6 million decline in operating income resulting from the sale of the Arizona Biltmore mid-way through the fiscal year, offset by an overall increase in operating income from the Company’s other resort properties. See discussion of same store operating results under “Results of Operations – Pro Forma to Exclude the Arizona Biltmore Resort & Spa” later herein. The primary factors contributing to the improvement in operating income for the leisure and recreation business during the year ended June 30, 2000 compared to the year ended June 30, 1999 were (1) an increase in non-room revenue (2) an increase in ADR (3) an increase in rooms available for occupancy due to the construction of additional rooms at the Arizona Biltmore Resort & Spa and (4) higher profit margins as a result of cost efficiencies from business integration.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $8.2 million, $9.5 million and $8.6 million for the years ended June 30, 2001, 2000, and 1999, respectively. The decrease in corporate general and administrative expenses during the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily because of a decline in legal expense and because of a decrease in the management fee, equal to 1% of total revenue, payable to Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company’s Chairman. Pursuant to the management services agreement, Huizenga Holdings, Inc. provides certain administrative, financing, tax, investor relations and strategy related services to the Company. The decrease in total revenue during the year ended June 30, 2001 compared to the year ended June 30, 2000 was substantially due to the sale of the Arizona Biltmore Resort & Spa as indicated above. The increase in corporate general and administrative expenses during the year ended June 30, 2000 compared to the year ended June 30, 1999 was primarily due to an increase in certain non-recurring legal fees and an increase in the management fee that varies with the Company’s total revenue.

Interest and Other Income

      Interest and other income totaled $5.2 million, $1.5 million, and $2.8 million for the years ended June 30, 2001, 2000 and 1999, respectively. The increase in interest and other income during the year ended June 30, 2001 compared to the year ended June 30, 2000 was because the Company invested proceeds from the sale of the Arizona Biltmore Resort & Spa in interest bearing time deposit accounts until such proceeds were used to reduce higher rate indebtedness. See discussion of interest and other expense to follow. The decrease in interest and other income during the year ended June 30, 2000 compared to the year ended June 30, 1999 was because the Company recognized less interest income due to a decline in interest bearing cash on hand.

Interest and Other Expense

      Interest and other expense totaled $47.2 million, $55.0 million and $55.4 million for the years ended June 30, 2001, 2000 and 1999, respectively. The Company’s average cost of borrowing was 10.0%, 10.0% and 10.7% for the years ended June 30, 2001, 2000 and 1999, respectively. The Company’s average outstanding indebtedness was $472 million, $550 million and $518 million for the years ended June 30, 2001, 2000 and 1999, respectively. The decrease in the average outstanding indebtedness during the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily because the Company reduced debt during the second half of its fiscal year with the proceeds from the sale of the Arizona Biltmore Resort & Spa. As of

June 30, 2001, the Company’s indebtedness has been reduced to $273.5 million. The increase in the average outstanding indebtedness during the year ended June 30, 2000 compared to the year ended June 30, 1999 was primarily because the Company financed certain capital expenditures associated with resort expansion.

EBITDA

      EBITDA represents earnings before extraordinary items, interest expense, interest income, income taxes, depreciation and discontinued operations. EBITDA totaled $96.0 million, $106.0 million, and $90.7 million during the years ended June 30, 2001, 2000, and 1999 respectively. The decrease in EBITDA during the year ended June 30, 2001 over the prior year period was primarily the result of the sale of the Arizona Biltmore in December 2000, partially offset by an increase in revenue and profits derived at the Company’s other resort properties. See discussion of same store operating results under “Results of Operations – Pro Forma to Exclude the Arizona Biltmore Resort & Spa” later herein. The increase in EBITDA during the year ended June 30, 2000 over June 30, 1999 was substantially attributable to better operating results (including stronger profit margins) for the leisure and recreation business. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company’s historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA

      Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the periods presented. The net membership fees deferred represents the annual change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort and Club, Naples Grande and Grande Oaks Golf Clubs. Net memberships deferred totaled $11.8 million, $ 12.5 million, and $8.2 million during the years ended June 30, 2001, 2000, and 1999 respectively. The Company opened Naples Grande Golf Club in February 2000, which resulted in strong introductory membership sales during the year ended June 30, 2000.

Discontinued Operations

      The Company sold its entertainment and sports business in July 2001. Accordingly, the operations have been accounted for as discontinued operations. The losses from discontinued operations were $8.9 million, $3.8 million and $436,000, for the years ended June 30, 2001, 2000 and 1999, respectively. The figures for the year ended June 30, 2001 and June 30, 2000 are net of a $5.4 million and $805,000 benefit for income taxes, respectively. The figure for the year ended June 30, 1999 is net of a provision for income taxes of $329,000. The decrease in operating results before income taxes during the periods presented was primarily due to a decline in average paid attendance at Panther home games and higher players’ salaries.

      A portion of the Company’s interest expense has been allocated to discontinued operations based upon its average borrowing cost and the average funds the discontinued operations borrowed from the parent. Certain selling, general and administrative expenses incurred by the Company have been allocated to discontinued operations based upon the specific identification method.

Extraordinary Loss on Early Extinguishment of Debt, Net of Income Tax Benefit

      During the year ended June 30, 2001 the Company repurchased $67.0 million principal amount of its 9.875% senior subordinated notes payable and recognized an extraordinary loss of $2.0 million (or $1.2 million, net of a benefit for income taxes). The extraordinary loss substantially represents the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the notes were issued.

      During the year ended June 30, 1999, the Company charged to operations debt issuance costs relating to certain extinguished debt and recognized a $4.3 million extraordinary loss (or $2.7 million, net of a benefit for income taxes).

RESULTS OF OPERATIONS — PRO FORMA TO EXCLUDE THE ARIZONA BILTMORE RESORT & SPA

      The accompanying table for the years ended June 30 (expressed in 000’s) and related discussion is set forth on a pro forma basis, which excludes the operating results from the Arizona Biltmore Resort & Spa, which was sold in December 2000. Management believes the pro forma information, which is supplemental to the historical discussion, provides readers with a meaningful comparison to the previous year.

	2001	2000

Leisure and recreation revenue	$289,315	$267,744
Operating expenses:
Cost of leisure and recreation services	126,892	121,062
Selling, general and administrative expenses:
Leisure and recreation	70,784	66,024
Corporate	8,226	8,524
Amortization and depreciation:
Leisure and recreation	30,674	25,579
Corporate	295	118

Total operating expenses	236,871	221,307

Operating income (loss):
Leisure and recreation	60,965	55,079
Corporate	(8,521)	(8,642)

Total operating income	$52,444	$46,437

EBITDA:
Leisure and recreation	$91,639	$80,658
Corporate	(8,226)	(8,524)

Total	$83,413	$72,134

Adjusted EBITDA:
Leisure and recreation	$103,487	$93,190
Corporate	(8,226)	(8,524)

Total	$95,261	$84,666

      The increase in pro forma operating income during the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily due to improved leisure and recreation business operating results arising from higher revenue and slightly improved profit margins, partially offset by an increase in depreciation expense. Specifically, both consolidated EBITDA and Adjusted EBITDA margins improved two percentage points during the year ended June 30, 2001 compared to the year ended June 30, 2000 because of growth in revenue and certain efficiencies in direct room labor costs. Additional information relating to the operating results of the Company’s business is set forth below.

      Select pro forma operating data for the Company’s leisure and recreation business for the year ended June 30 is set forth below (in 000’s except operating statistics):

	2001	2000	% Change

Revenue:
Room revenue	$122,943	$115,668	6%
Non-room related revenue	166,372	152,076	9%

Total leisure and recreation revenue	$289,315	$267,744	8%
Operating Statistics:
Available room nights	817,337	819,840	—%
Average daily rate	$209.79	$201.08	4%
Occupancy	71.7%	70.2%	2%
Room revenue per available room	$150.42	$141.09	7%
Total leisure and recreation revenue per available room	$353.97	$326.58	8%

Pro forma Resort Revenue

      Pro forma leisure and recreation revenue totaled $289.3 million and $267.7 million during the years ended June 30, 2001 and 2000, respectively. The leisure and recreation business generates a diversified stream of revenue. Pro forma non-room revenue, which represented 57% of leisure and recreation revenue for each period presented, was derived from sources such as food and beverage sales, yachting and marina revenue, golf revenue, club membership fees and dues, retail sales and other resort amenities. The increase in non-room revenue during the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily associated with increases in golf related revenue at Naples Grande and Grande Oaks Golf Clubs. As outlined above, the resort portfolio also yielded increases in ADR and occupancy during the year ended June 30, 2001 compared to the prior year periods. Increases to ADR and occupancy were primarily attributable to an expanded amenity base at the Company’s resorts coupled with certain room renovations. The decrease in available rooms nights during the year ended June 30, 2001 versus the prior year period was primarily because the prior year period included one additional room night due to leap year.

Pro forma Resort Operating Expenses

      Pro forma cost of leisure and recreation services totaled $126.9 million, or 44% of pro forma revenue, during the year ended June 30, 2001, compared to $121.1 million, or 45% of pro forma revenue, during the year ended June 30, 2000. Pro forma cost of services, as a percent of pro forma revenue, decreased during the year ended June 30, 2001 compared to the prior year period primarily because of an increase in ADR together with room labor cost efficiencies.

      Pro forma S,G&A of the leisure and recreation business totaled $70.8 million and $66.0 million during the years ended June 30, 2001 and 2000, respectively, and was 25% of pro forma revenue for each of the periods presented despite an increase in energy and insurance during the year ended June 30, 2001. Pro forma S,G&A of the leisure and recreation business includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses.

      Pro forma amortization and depreciation expense for the leisure and recreation business totaled $30.7 million and $25.6 million during the years ended June 30, 2001 and 2000, respectively. The increase during the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily due to the completion of several capital projects at the Boca Raton Resort and Club and Registry Resort resulting in additional depreciation expense.

Pro forma Resort Operating Income

      Pro forma operating income for the leisure and recreation business totaled $61.0 million and $55.1 million during the years ended June 30, 2001 and 2000, respectively. The increase in pro forma operating income during the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily the result of an increase in revenue and profit margins, partially offset by additional depreciation expense associated with recently completed capital projects.

Pro forma Corporate General and Administrative Expenses

      Pro forma corporate general and administrative expenses totaled $8.2 million and $8.5 million during the years ended June 30, 2001 and 2000, respectively. Pro forma corporate general and administrative expenses decreased during the year ended June 30, 2001 because certain non-recurring legal fees were incurred during the year ended June 30, 2000.

Pro forma EBITDA

      Pro forma EBITDA represents earnings before extraordinary items, interest expense, interest income, income taxes, depreciation and discontinued operations. Pro forma EBITDA totaled $83.4 million and $72.1 million during the years ended June 30, 2001 and 2000, respectively. The increase in pro forma EBITDA during the year ended June 30, 2001 over the prior year period was primarily due to an increase in revenue and profit margins. See discussion of business segment financial performance above for additional information on comparative operating results. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company’s historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Pro forma Adjusted EBITDA

      Pro forma Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the periods presented. The net membership fees deferred represents the annual change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort and Club, Naples Grande and Grande Oaks Golf Clubs. Net memberships deferred totaled $11.8 million and $12.5 million during the years ended June 30, 2001and 2000, respectively. The Company opened Naples Grande Golf Club in February 2000, which resulted in strong introductory membership sales during the year ended June 30, 2000.

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

      During the year ended June 30, 2000, capital spending primarily related to the construction of a guest parking facility and commencement of a luxury guestroom renovation at the Boca Raton Resort and Club, golf related improvements at the Naples Grande golf course and the acquisition of commercial property located near the Company’s Fort Lauderdale resorts.

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

Recent Events

      On September 11, 2001, there were terrorist attacks on New York’s two World Trace Center towers as well as the Pentagon, which involved the hijacking of four U.S. commercial aircraft. Management is currently evaluating the impact of these events on its near-term results of operations and financial condition.

Forward Looking Statements

      Some of the information in this report may contain forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors include certain known and unknown risks and uncertainties, and could cause the Company’s actual results to differ materially from those contained in any forward looking statement.

      These risk factors have been previously described and include, among others, the Company’s ability to obtain financing on acceptable terms to meet operating expenses and finance its growth, competition in the Company’s principal businesses, the Company’s ability to integrate and successfully operate acquired businesses and the risks associated with these businesses, the Company’s dependence on key personnel and the Company’s ability to properly assess and capitalize on future business opportunities.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      Not applicable.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Boca Resorts, Inc.:

      We have audited the accompanying consolidated balance sheets of Boca Resorts, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,909	$7,796
Restricted cash	500	10,176
Accounts receivable, net	23,415	26,327
Inventory	7,232	7,820
Current portion of Premier Club notes receivable	4,009	4,001
Other current assets	6,003	4,417
Net assets of discontinued operations	45,711	46,265

Total current assets	96,779	106,802
Property and equipment, net	792,094	1,054,553
Intangible assets, net	34,518	83,840
Long-term portion of Premier Club notes receivable, net	8,224	7,487
Other assets	14,517	18,433

Total assets	$946,132	$1,271,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,402	$45,892
Current portion of deferred revenue	18,683	18,167
Current portion of credit lines and notes payable	209	71,049

Total current liabilities	51,294	135,108
Credit lines and notes payable	342	172,146
Deferred revenue, net of current portion	35,479	25,650
Other liabilities	10,160	—
Deferred income taxes	32,436	35,643
Senior subordinated notes payable	272,960	340,000
Premier Club refundable membership fees	57,818	60,374
Commitments and contingencies (Note 12)
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,621,027 and 40,606,072 shares issued and outstanding at June 30, 2001 and 2000, respectively	396	406
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at June 30, 2001 and 2000	3	3
Contributed capital	464,626	484,849
Retained earnings	20,618	16,936

Total shareholders’ equity	485,643	502,194

Total liabilities and shareholders’ equity	$946,132	$1,271,115

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,

	2001	2000	1999

	(In thousands, except per share data)
Revenue:
Leisure and recreation	$329,171	$361,360	$327,001
Operating expenses:
Cost of leisure and recreation services	143,567	156,620	141,456
Selling, general and administrative expenses	89,624	98,731	94,856
Amortization and depreciation	35,490	34,436	28,343

Total operating expenses	268,681	289,787	264,655

Operating income	60,490	71,573	62,346
Interest and other income	5,164	1,529	2,826
Interest and other expense	(47,150)	(55,040)	(55,377)

Income from continuing operations before income taxes	18,504	18,062	9,795
Provision for income taxes	4,724	805	1,300

Income from continuing operations	13,780	17,257	8,495
Loss from discontinued operations, net of benefit for income taxes	(8,862)	(3,771)	(436)
Extraordinary loss on early extinguishment of debt, net of benefit for income taxes	(1,236)	—	(2,658)

Net income	$3,682	$13,486	$5,401

Basic and diluted net income per share:
Income from continuing operations	$0.34	$0.42	$0.23
Loss from discontinued operations	(0.22)	(0.09)	(0.01)
Extraordinary loss on early extinguishment of debt	(0.03)	—	(0.07)

Net income per share	$0.09	$0.33	$0.15

Shares used in computing net income per share — basic	40,317	40,861	36,993

Shares used in computing net income per share — diluted	40,958	40,868	37,146

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A		Class B
	Common Stock		Common Stock
						Retained
	Number		Number			Earnings/	Total
	of		of		Contributed	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

	(In thousands)
Balance, June 30, 1998	34,888	$349	255	$3	$432,110	$(1,951)	$430,511
Sales of common stock	5,598	56	—	—	55,672	—	55,728
Net income	—	—	—	—	—	5,401	5,401
Stock issued in acquisitions	63	1	—	—	549	—	550
Tax effect of stock issuance to acquire an asset	—	—	—	—	(1,930)	—	(1,930)
Exercise of stock options	2	—	—	—	20	—	20

Balance, June 30, 1999	40,551	406	255	3	486,421	3,450	490,280
Net income	—	—	—	—	—	13,486	13,486
Warrant activity	—	—	—	—	(1,080)	—	(1,080)
Stock issued in acquisitions	50	—	—	—	539	—	539
Tax effect of stock issuance to acquire an asset	—	—	—	—	(1,078)	—	(1,078)
Exercise of stock options	5	—	—	—	47	—	47

Balance, June 30, 2000	40,606	406	255	3	484,849	16,936	502,194
Net income	—	—	—	—	—	3,682	3,682
Repurchase of Class A
Common Stock	(593)	(6)	—	—	(6,821)	—	(6,827)
Tax effect of stock issuance to acquire an asset	—	—	—	—	(4,561)	—	(4,561)
Expiration of exchange rights	(448)	(4)	—	—	(9,639)	—	(9,643)
Exercise of stock options	56	—	—	—	546	—	546
Other stock option activity	—	—	—	—	252	—	252

Balance, June 30, 2001	39,621	$396	255	$3	$464,626	$20,618	$485,643

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30,

	2001	2000	1999

	(In thousands)
Operating activities:
Net income	$3,682	$13,486	$5,401
Extraordinary loss on early extinguishment of debt, net of benefit for income taxes	1,236	—	2,658
Adjustments to reconcile income before extraordinary loss, net of benefit for income taxes to net cash provided by operating activities:
Amortization and depreciation	35,490	34,436	28,343
Imputed interest on indebtedness with no stated rate	725	1,868	1,283
Loss from discontinued operations, net of benefit for income taxes	8,862	3,771	436
Changes in operating assets and liabilities
Accounts receivable	(5,701)	(5,014)	2,496
Other assets	(1,788)	(595)	12,546
Accounts payable and accrued expenses	(5,644)	(6,531)	13,211
Deferred revenue and other liabilities	6,221	8,833	8,953
Net assets from discontinued operations	(6,050)	(10,227)	(3,737)

Net cash provided by operating activities	37,033	40,027	71,590

Investing activities:
Net proceeds from the sale of the Arizona Biltmore Resort & Spa	278,968	—	—
Cash used in business acquisitions	—	(4,016)	—
Capital expenditures	(60,778)	(63,090)	(98,514)
Change in restricted cash	6,415	21,510	(13,479)
Cash provided by (used in) investing activities from discontinued operations	(2,258)	8,683	(3,452)

Net cash provided by (used in) investing activities	222,347	(36,913)	(115,445)

Financing activities:
Borrowings under credit facilities	38,430	43,753	518,134
Payments under long-term debt agreements and credit facilities	(222,376)	(46,929)	(553,837)
Repurchases of 9.875% senior subordinated notes payable	(67,040)	—	—
Proceeds from sale of common stock	—	—	55,728
Repurchases of common stock	(6,827)	—	—
Proceeds from exercise of stock options	546	47	20
Cash used in financing activities from discontinued operations	—	(115)	(426)

Net cash provided by (used in) financing activities	(257,267)	(3,244)	19,619

Cash provided by (used in) continuing operations	1,559	(2,242)	(17,057)
Cash provided by (used in) discontinued operations	554	2,112	(7,179)
Cash and cash equivalents, at beginning of period	7,796	7,926	32,162

Cash and cash equivalents, at end of period	$9,909	$7,796	$7,926

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

1. Nature of Operations

      Boca Resorts, Inc. (the “Company”) is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company’s resorts include the Boca Raton Resort and Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two championship golf courses located in Florida, Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples.

      As discussed in Note 5, the Company sold the Arizona Biltmore Resort & Spa on December 22, 2000. In addition, on July 25, 2001, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club (the “Panthers”) and related arena management operations. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of this discontinued operation.

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

     Cash and Cash Equivalents/Restricted Cash

      Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. At June 30, 2001, restricted cash consisted of purchased guarantees (letters of credit) that ensure the Company’s payment to third parties under certain lease agreements. At June 30, 2000, restricted cash primarily consisted of escrow accounts maintained in accordance with the terms of mortgage-note agreements, which notes were subsequently paid by the Company. Concentration of credit risk and market risk associated with cash, cash equivalents and restricted cash are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short-term nature.

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

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of relatively minor items are charged to expense as incurred. Significant additions, along with interest incurred during the construction period for expansion at the Company’s resorts, are capitalized. Interest has been capitalized using the average borrowing rate of the Company. Interest capitalized for the years ended June 30, 2001, 2000 and 1999 totaled $1.1 million, $2.8 million and $5.2 million, respectively. Depreciation and amortization has been computed using the straight-line method over the following estimated useful lives:

Years

Building and improvements	40
Land improvements	15
Leasehold improvements	5-20
Furniture, fixtures and equipment	3-7

     Debt Issuance Costs

      Costs associated with obtaining financing have been capitalized and are amortized on a straight-line basis (which approximates the effective interest method) over the terms of the related debt. Debt issuance costs are included in other assets in the accompanying Consolidated Balance Sheets.

     Intangible Assets

      Intangible assets consist of goodwill, which represents the excess of the cost over the fair value of net assets of the acquired business. Goodwill is stated at amortized cost and is amortized on a straight-line basis over 40 years. Accumulated amortization at June 30, 2001 and 2000 totaled $3.6 million and $4.4 million, respectively. The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant negative trend in the Company’s operating results or cash flows, a decrease in demand for the Company’s services, change in the competitive environment and other industry and economic factors. The Company measures impairment of unamortized goodwill utilizing the discounted cash flow method. The present value of those estimated cash flows is then compared to the Company’s net book value; if the book value exceeds the present value of those cash flows, the excess of the unamortized goodwill is written off. The discount rate used in determining the present value of those cash flows would be based on the Company’s weighted average cost of capital commensurate with the risk involved. As of June 30, 2001, the Company determined that there has been no impairment of goodwill.

     Accounting for Impairment of Long-Lived Assets

      The carrying value of long-lived assets is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable based on the undiscounted cash

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows of the entity acquired over the remaining amortization period, the carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds fair value. Fair value is determined using management’s best estimate of the discounted net operating cash flows over the remaining life of the assets.

     Financial Instruments

      Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt approximates fair value due to their short-term nature. The carrying amounts of Premier Club notes receivable and long-term debt approximates fair value based on discounted future cash flows. The carrying amount of the Company’s senior subordinated notes payable is $273.0 million, compared to an estimated fair value of $276.9 million, which is based on the quoted market price as of June 30, 2001 in the over-the-counter bond market. The fair value of Premier Club refundable membership fees cannot be reasonably estimated based on the uncertainty of the maturity.

  Revenue Recognition

      Revenue associated with room rentals, food and beverage sales and other recreational amenity use at the Company’s resort properties is recognized when services are rendered. Deferred revenue arises as a normal part of business for advance payments for resort accommodations, club membership dues and club initiation fees. Annual membership dues from the Company’s Premier Clubs are recognized ratably over the membership year. Initiation fees associated with Premier Club memberships originating after December 31, 1997 are non-refundable and are deferred and recognized as revenue over the estimated life of the membership. Initiation fees relating to club memberships originating prior to December 31, 1997 are fully refundable and, accordingly, are reflected as a liability captioned Premier Club refundable membership fees in the accompanying Consolidated Balance Sheets. See Note 10.

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

  Income Taxes

      The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. See Note 15.

  Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB No. 25 “Accounting for Stock Issued to Employees” and as interpreted in FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” and, accordingly, recognizes no compensation expense in connection with stock option grants made to employees. See Note 11.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Earnings Per Common Share

      SFAS No. 128, “Earnings Per Share” requires a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. Warrants totaling 325,000 for both the years ended June 30, 2001 and 2000 were antidilutive and have been excluded. Warrants totaling 1,259,905 for the year ended June 30, 1999 were antidilutive and have been excluded. Options totaling 5,513,553, 5,135,273 and 4,357,476 for the years ended June 30, 2001, 2000 and 1999, respectively, were antidilutive and have been excluded. The following table sets forth weighted average shares used to compute basic and diluted earnings per share (in 000’s):

	2001	2000	1999

Basic weighted average shares outstanding	40,317	40,861	36,993
Stock options	641	7	153

Diluted weighted average shares outstanding	40,958	40,868	37,146

  Shareholders’ Equity

      The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes.

      In connection with the acquisition of the Boca Raton Resort and Club, the Company issued rights to the predecessor owners of the property entitling them to acquire 4,242,586 shares of Class A Common Stock at any time up through April 30, 2001 for no additional consideration. All such shares were reflected as issued in the accompanying Consolidated Balance Sheet as of June 30, 2000 because the Company believed it was probable that all predecessor owners would exchange their interests for freely tradable Class A Common Stock of the Company. However, at June 30, 2001, shareholders’ equity has been reduced to exclude the 447,892 expired, unexercised exchange rights. Upon issuance of the shares relating to rights that were exercised, the tax effect of the book-tax bases difference resulting from the exchange is reflected as an adjustment to contributed capital in the accompanying Consolidated Statements of Shareholders’ Equity.

  Treasury Stock

      In May 2001, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of its outstanding Class A Common Stock over the ensuing 24 months. As of June 30, 2001, the Company had repurchased 592,766 shares of Class A Common Stock for $6.8 million. The Company accounts for repurchases of its Class A Common Stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

  Comprehensive Income

      Comprehensive income was the same as net income for the years ended June 30, 2001, 2000 and 1999.

  Impact of Recently Issued Accounting Standards

      SFAS No. 141, “Business Combinations” prohibits the pooling method of accounting for business combinations and requires business combinations to be accounted for using the purchase method of accounting. The requirements of this statement should be applied to business combinations initiated after June 30, 2001. The Company believes the adoption of SFAS No. 141 will not have a material impact on its results of operations or financial position.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS No. 142, “Goodwill and Other Intangible Assets” addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired individually, or with a group of assets, should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill shall not be amortized. Goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 142 and will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as the Company applies its provisions. Amortization of goodwill totaled $1.7 million for the year ended June 30, 2001, however, this is not intended to be indicative of the expected impact on the Company’s future results of operations.

      SFAS No. 143, “Accounting for Asset Retirement Obligations” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on July 1, 2002, as required.

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

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Premier Club Notes Receivable

      The Company offers internal financing to qualified purchasers of Premier Club memberships. Based on the terms of the agreements, the membership notes will be collected as follows (in 000’s):

2002	$4,009
2003	3,081
2004	2,373
2005	1,708
2006	895
Thereafter	167

$12,233

5. Discontinued Operations and Divestiture

      On July 25, 2001, the Company sold its entertainment and sports business. The purchase price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.2 million secured promissory note and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes is estimated to be between $67.0 million and $69.0 million, and the gain on disposition, which will be recorded during the three months ended September 30, 2001, is estimated to be between $23.0 million and $25.0 million. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of this discontinued operation. Operating losses totaling $2.9 million from the measurement date through June 30, 2001 have been deferred and will be recognized during the quarter ended September 30, 2001 (the quarter in which the gain on sale is recognized). A portion of the Company’s interest expense has been allocated to discontinued operations based upon its average borrowing cost and the average funds the discontinued operations borrowed from the parent. Certain selling, general and administrative expenses incurred by the Company have been allocated to discontinued operations based upon the specific identification method. Summary operating results of the discontinued operations for the year ended June 30 are as follows (in 000’s):

	2001	2000	1999

Revenue	$55,213	$60,187	$62,608
Loss from discontinued operations before income taxes	$(14,217)	$(4,576)	$(107)
Benefit (provision) for income taxes	5,355	805	(329)

Loss from discontinued operations	$(8,862)	$(3,771)	$(436)

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net assets of the discontinued operations in the Consolidated Balance Sheets at June 30 include the following (in 000’s):

	2001	2000

Cash and cash equivalents	$2,344	$11,599
Restricted cash	16,644	14,599
Accounts receivable, net	2,708	3,963
Inventory	459	492
Other current assets	1,893	1,494
Property and equipment, net	7,566	8,089
Intangible assets, net	24,915	25,676
Other non-current assets	10,193	7,761
Accounts payable and accrued expenses	(5,741)	(11,067)
Current portion of deferred revenue	(3,431)	(8,066)
Other current liabilities	(8,982)	(4,873)
Other non-current liabilities	(2,857)	(3,402)

Net assets of discontinued operations	$45,711	$46,265

      On December 22, 2000, the Company executed a definitive agreement and closed on the sale of the Arizona Biltmore Resort & Spa for $335.0 million, plus certain working capital adjustments. The Company received $283.0 million in gross cash proceeds and the buyer of the property assumed $59.4 million in indebtedness. The net proceeds from the asset sale amounted to $279.0 million and was substantially used to repay indebtedness. The gain on the asset sale was nominal and is included in interest and other income in the Consolidated Statement of Operations for the year ended June 30, 2001. The Company is contingently liable for certain litigation relating to the Arizona Biltmore Resort & Spa. While the results of such proceedings cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position. A portion of the Company’s interest expense has been allocated to the Arizona Biltmore Resort & Spa based upon the debt balance attributable to it operations. Certain selling, general and administrative expenses incurred by the Company have been allocated based upon the specific identification method. Summary operating results of the Arizona Biltmore Resort & Spa for the period owned during the following years ended June 30 are (in 000’s):

	2001	2000	1999

Revenue	$39,856	$93,616	$73,614
Operating income	$8,446	$26,072	$15,380

6.	Property and Equipment, net

      A summary of property and equipment at June 30 is as follows (in 000’s):

	2001	2000

Land and land improvements	$283,546	$336,681
Buildings and improvements	482,187	694,230
Furniture, fixtures and equipment	87,954	84,056
Construction in progress	22,566	13,960

	876,253	1,128,927
Less: accumulated depreciation and amortization	(84,159)	(74,374)

	$792,094	$1,054,553

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization expense on property and equipment included in the Consolidated Statements of Operations was approximately $33.8 million, $32.0 million and $27.6 million for the years ended June 30, 2001, 2000 and 1999, respectively.

7. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of June 30 consists of the following (in 000’s):

	2001	2000

Accrued payroll and related costs	$7,439	$6,464
Accounts payable	6,900	11,757
Other accrued liabilities	6,619	10,318
Accrued interest payable	5,690	7,260
Accrued property taxes	4,528	5,865
Income taxes payable	1,226	4,228

	$32,402	$45,892

8. Credit Lines and Notes Payable

      As discussed in Note 5, the Company repaid a substantial amount of indebtedness during the year ended June 30, 2001 with the proceeds from the sale of the Arizona Biltmore Resort & Spa. Credit lines and notes payable at June 30 is as follows (in 000’s):

	2001	2000

Revolving credit line collateralized by all assets of Pier 66, Bahia Mar, Registry Resort and Edgewater Beach Hotel, variable interest rate due April 20, 2002.	$—	$18,070
Note payable to seller, no stated interest rate, 8.8% imputed interest rate	—	15,942
Mortgage note payable, collateralized by substantially all Arizona Biltmore property and equipment, fixed interest rate of 8.25%	—	60,040
Senior note payable to bank, secured by a first mortgage and lien on all Boca Resort assets, fixed interest rate of 9.0%	—	102,000
Construction loan with bank, secured by certain land, fixed interest rate of 7.6%	—	11,700
Capital lease on operating equipment, fixed interest rate of 8.0%, due on November 15, 2003.	551	743
Revolving credit facility with bank, variable interest rate	—	34,700

Total outstanding including current portion	$551	$243,195

      The Company’s revolving credit line, which matures in April 2002, requires the maintenance of customary capital expenditure reserves for the replacement of assets. In addition, the Company is required to comply with certain covenants, including without limitation, requirements to maintain a minimum net worth and maintain certain leverage ratios. The Company was in compliance with these covenants at June 30, 2001. The Company’s availability under its revolving credit line at June 30, 2001 was $144.7 million. Minimum principal payments required on the Company’s credit lines and notes payable for fiscal years subsequent to 2001 are as follows (in 000’s):

2002	$209
2003	225
2004	117

$551

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Senior Subordinated Notes Payable

      On April 21, 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 (the “Notes”) in a private placement offering (the “Offering”). The Notes were subsequently registered with the Securities and Exchange Commission. Interest on the Notes is payable semiannually on April 15 and October 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, in cash, on or after April 15, 2004, together with accrued and unpaid interest, if any, to the date of redemption. The optional redemption prices for the twelve month periods beginning April 15 are: 2004 — 104.9375%; 2005 — 103.2910%; 2006 — 101.6450% and 2007 and thereafter — 100.00%.

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

      The Notes are unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic subsidiaries (the “Subsidiary Guarantors”). The Note guarantees are senior obligations of the Subsidiary Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of such Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Subsidiary Guarantors.

      The Notes contain certain covenants limiting the Company’s ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets. The Company was in compliance with these covenants at June 30, 2001. Additionally, certain asset sales or specific kinds of change of control may require the Company to offer to repurchase the Notes. In connection with the Offering, the Company charged to operations debt issuance costs relating to certain extinguished debt and recognized a $4.3 million extraordinary loss (or $2.7 million, net of a benefit for income taxes) during the year ended June 30, 1999.

10. Premier Club Refundable Membership Fees

      Fully paid initiation fees associated with Premier Club memberships at the Boca Raton Resort and Club executed prior to December 31, 1997 are refundable upon the death of a member or a member’s spouse and upon the expiration of the 30-year membership term (subject to renewal at the member’s option). The fee is also refundable upon a member’s resignation from the Premier Club, but only out of the proceeds of subsequent new members to join the Premier Club following refund of all previously resigned members’ fees. If any member paying over time suspends payment, amounts paid to date are forfeited and recognized as income. Amounts forfeited to date have not been material. Premier Club refundable membership fees of approximately $57.8 million and $60.4 million at June 30, 2001 and 2000, respectively, have been reflected as a non-current liability in the accompanying Consolidated Balance Sheets.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Number of	Number of		Number of
	Shares	Options	Range in	Options
	Reserved	Outstanding	Option Prices	Exercisable

Balance at June 30, 1998	1,663,192	3,296,194	$10.00 - $27.30	466,422
Granted	(1,293,433)	1,293,433	$9.31 - $10.38
Exercised	—	(2,000)	$10.00
Forfeited	132,743	(132,743)	$10.00 - $26.38

Balance at June 30, 1999	502,502	4,454,884	$9.31 - $27.30	1,247,273
Additional shares reserved under plan	2,500,000	—	—
Granted	(855,000)	855,000	$9.50 - $ 9.75
Exercised	—	(4,702)	$10.00
Forfeited	162,538	(162,538)	$9.75 - $27.30

Balance at June 30, 2000	2,310,040	5,142,644	$9.31 - $26.38	2,269,633
Granted	(1,140,000)	1,140,000	$13.69
Exercised	—	(55,613)	$9.31 - $10.00
Forfeited	71,062	(71,062)	$9.31 - $13.69

Balance at June 30, 2001	1,241,102	6,155,969	$9.31 - $26.38	3,480,986

      The weighted average exercise price and weighted average remaining contractual life of the Company’s outstanding options at June 30, 2001 is set forth below.

		Weighted			(Vested Only)
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$9.31 - $13.69	3,909,228	7.8 years	$10.81	1,552,569	$9.73
$16.63 - $19.19	1,284,904	6.5 years	$17.39	968,178	$17.39
$21.13 - $27.30	961,837	5.9 years	$25.53	960,239	$25.54

	6,155,969			3,480,986

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2001	2000	1999

Pro forma net income (loss)	$(730,000)	$8,390,000	$(2,210,000)
Pro forma net income (loss) per share	$(0.02)	$0.21	$(0.06)
Pro forma weighted average fair value of options granted	$5.41	$6.99	$7.83
Risk free interest rate	4.00%	6.00%	6.35%
Expected lives	6 years	6 years	6 years
Expected volatility	30%	30%	42%

12. Commitments and Contingencies

  Capital Expenditures

      At June 30, 2001, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $35.5 million associated with expansion projects at the Boca Raton Resort and Club.

  Leases

      The Company leases the site of the Radisson Bahia Mar Resort and Yachting Center from the City of Fort Lauderdale under an operating lease, which has a term through August 31, 2062. Under the lease agreement, the Company is required to pay annual rent equal to the greater of a percentage (4.0% through September 30, 2012 and 4.25% thereafter) of annual gross operating revenue, as defined, or a $300,000 minimum annual rent (escalating after September 2037). Rent expense under this lease totaled $891,000, $850,000 and $785,000 for the years ended June 30, 2001, 2000 and 1999, respectively. The lease agreement also requires the Company to set aside 3% of Bahia Mar’s revenue annually, as defined in the lease agreement, for the purchase, replacement and upgrade of furniture, fixtures and equipment. All such restricted funds have been spent on their required purpose through June 30, 2001.

      Future minimum lease obligations under various noncancellable operating leases with initial terms in excess of one year at June 30, 2001 (including the lease described in the preceding paragraph) are as follows (in 000’s):

2002	$1,976
2003	1,211
2004	508
2005	300
2006	300
Thereafter	16,800

$21,095

      As of June 30, 2001, the Company has two letters of credit, which secure two operating leases. The letters of credit are collateralized by certificates of deposit totaling $500,000, which mature in November 2001 and are included in restricted cash in the accompanying Consolidated Balance Sheets.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13. License and Franchise Agreements

      Upon the acquisition of the Hyatt Regency Pier 66 Hotel and Marina, the Company assumed the rights of the franchise agreement with Hyatt Franchise Corporation. The franchise agreement expires in November 2014 with various early termination provisions and liquidated damages for early termination. The franchise agreement provides for payments of monthly royalty fees equal to 5.0% of gross room revenue. The franchise agreement also provides for the payment of certain Hyatt “allocable chain expenses” primarily relating to sales and marketing. Aggregate Hyatt fees and expenses amounted to $1.6 million, $1.4 million and $1.4 million for the years ended June 30, 2001, 2000 and 1999, respectively. The franchise agreement also requires maintenance of a customary reserve for replacement of furniture, fixtures and equipment equal to 4.0% of gross room revenue. All such restricted funds have been spent for their required purpose through June 30, 2001.

      Upon the acquisition of Radisson Bahia Mar Resort and Yachting Center, the Company assumed the rights of a ten-year license agreement with Radisson Hotels International, Inc. (“Radisson”). The terms of the agreement allow the Company to operate the resort using the Radisson system. Annual fees payable to Radisson pursuant to the agreement equal 5.0% of gross room sales. Fees paid to Radisson pursuant to the license agreement totaled $469,000, $469,000 and $436,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Related Party Transactions

      The following is a summary of certain agreements and transactions between or among the Company and certain related parties. It is the Company’s policy to enter into any such transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.

      The Company pays a management fee to Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company’s Chief Executive Officer and Chairman, H. Wayne Huizenga, equal to 1% of total revenue, excluding all NHL national television revenue, enterprise rights and expansion fees. Pursuant to the agreement, Huizenga Holdings, Inc. primarily provides certain administrative, financing, tax, investor relations and strategy related services to the Company. The Company incurred management fees of approximately $3.7 million, $4.1 million and $3.9 million for the years ended June 30, 2001, 2000 and 1999, respectively. Such management fees are included as a component of selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

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

      Until June 30, 2000, Leisure Management International, Inc. (“LMI”), an entity that was 50% owned by Mr. Huizenga, managed the Miami Arena under a management agreement with Decoma Miami Associates, Ltd., a company in which the Company owns a 78% interest (“Decoma”). Under the management agreement, LMI received from Decoma management fees of approximately $142,000 and $150,000 for the years ended June 30, 2000 and 1999, respectively. On June 30, 2000, Decoma’s contract with the Miami Sports and Exhibition Authority (“MSEA”) was terminated and the Company was paid a termination fee by MSEA of $10.5 million. Following termination of Decoma’s contract with MSEA, Decoma terminated its agreement with LMI and paid LMI a termination fee of $400,000. The Company also entered into an agreement with LMI to manage the National Car Rental Center, home of the Panthers (which were sold by the Company in July 2001), and incurred management fees of approximately $205,000 and $200,000 for the years ended June 30, 2000 and 1999, respectively. Mr. Huizenga disposed of his interest in LMI’s ongoing operations in March 2000.

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

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Income Taxes

      The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accompanying Consolidated Balance Sheets is set forth below (in 000’s):

	2001	2000

Deferred tax assets:
Federal and state tax operating loss and general tax credit carryforwards	$3,679	$1,635
Deferred revenue and other	16,411	11,408
Deferred tax liabilities:
Book basis in property over tax basis	(52,526)	(45,939)
Valuation allowance	—	(2,747)

Net deferred tax liabilities	$(32,436)	$(35,643)

      The components of the provision for income taxes relating to continuing operations for the years ended June 30 is set forth below (in 000’s).

	2001	2000	1999

Current:
Federal	$12,722	$6,290	$4,917
State	1,528	717	578
Federal and state deferred benefit	(6,779)	(1,551)	(1,185)
Change in valuation allowance	(2,747)	(4,651)	(3,010)

Provision for income taxes	$4,724	$805	$1,300

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

      A reconciliation between the statutory federal income tax expense relating to continuing operations and the income tax expense at the Company’s effective rate for the year ended June 30, 2001, 2000 and 1999 is set forth below (in 000’s).

	2001	2000	1999

Computed expected income tax expense based on statutory federal income tax rate	$6,477	$6,322	$3,330
State income taxes, net of federal benefit	740	722	660
Non-deductible amortization	365	345	—
Non-deductible expenses	449	—	—
Credit for employer taxes	(648)	(703)	—
Decrease in valuation allowance	(2,747)	(4,651)	(3,010)
Other, net	88	(1,230)	320

Provision for income taxes	$4,724	$805	$1,300

16. Employee Benefits

      Certain of the Company’s employees are participants in a qualified 401(k) Savings and Retirement Plan (the “401(k)”), a defined contribution plan. The 401(k) is available to employees over the age of 21 with at

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

least one year of service who work a minimum of 1,000 hours per year. The Company may match a discretionary percentage of the amount contributed by the participant up to a limit of 6% of annual compensation. Employees may contribute up to 10% of their annual compensation subject to a maximum dollar amount as specified by applicable regulations. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of plan participation, reaching 100% after five years. The Company did not make any matching contributions during the years ended June 30, 2001, 2000 or 1999.

      The Boca Raton Resort and Club has in place a non-qualified 401(a) Plan (the “Boca Plan”). The Boca Plan is available to employees with at least one year of service who work a minimum of 1,000 hours per year. The Boca Plan allows participants to contribute up to 16% of their total compensation. The Company is required to contribute 50% of the first 6% of the employee’s earnings. The Company’s matching contribution totaled $698,000, $659,000 and $489,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

17. Quarterly Financial Information (Unaudited and in thousands except per share data)

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Year

Revenue	2001	$59,586	$95,545	$101,986	$72,054	$329,171
	2000	$51,417	$91,478	$126,035	$92,430	$361,360

Operating income (loss)	2001	$(7,498)	$18,616	$37,604	$11,768	$60,490
	2000	$(9,978)	$17,767	$45,805	$17,979	$71,573

Income (loss) from continuing operations	2001	$(21,347)	$5,999	$29,672	$(544)	$13,780
	2000	$(22,983)	$4,679	$31,761	$3,800	$17,257

Net income (loss)	2001	$(27,583)	$1,433	$26,576	$3,256	$3,682
	2000	$(31,034)	$3,532	$33,161	$7,827	$13,486

Basic income (loss) per share from continuing operations	2001	$(0.52)	$0.15	$0.73	$(0.01)	$0.34
	2000	$(0.56)	$0.11	$0.78	$0.09	$0.42

Diluted income (loss) per share from continuing operations	2001	$(0.52)	$0.14	$0.71	$(0.01)	$0.34
	2000	$(0.56)	$0.11	$0.78	$0.09	$0.42

Basic net income (loss) per share	2001	$(0.68)	$0.04	$0.65	$0.08	$0.09
	2000	$(0.76)	$0.09	$0.81	$0.19	$0.33

Diluted net income (loss) per share	2001	$(0.68)	$0.03	$0.64	$0.08	$0.09
	2000	$(0.76)	$0.09	$0.81	$0.19	$0.33

      The Company’s revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. Because of this variability in demand, the Company’s revenue fluctuates quarter-to-quarter, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although historically the trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

       The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the Company’s 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) Exhibits — (See Index to Exhibits included elsewhere herein.)

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

William M. Pierce
Attorney-In-Fact

March 14, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. PIERCE William M. Pierce	Chief Financial Officer, Treasurer and Senior Vice President (Principal Financial Officer)	March 14, 2002
/s/ STEVEN M. DAURIA Steven M. Dauria	Vice President and Corporate Controller (Principal Accounting Officer)	March 14, 2002

EXHIBIT INDEX

Exhibits		Description of Exhibit

2.1	—	Exchange Agreement dated October 25, 1996 by and between the Company and H. Wayne Huizenga.(1)
2.3	—	Partnership Exchange Agreement dated October 25, 1996 by and between Florida Panthers Hockey Club, Ltd. and H. Wayne Huizenga.(1)
2.9	—	Amended and Restated Contribution and Exchange Agreement, dated as of March 20, 1997, by and among Florida Panthers Holdings, Inc., Panthers BRHC Limited, Boca Raton Hotel and Club Limited Partnership, BRMC, L.P. and BRMC Corporation(2)
2.10	—	Merger Agreement, dated July 8, 1997, by and among the Company, FPH/RHI Merger Corp., Inc., ResortHill, Inc. and Gary V. Chensoff.(3)
2.11	—	Agreement and Plan of Merger dated as of November 17, 1997 by Boca Resorts, Inc. (formerly Florida Panthers Holdings, Inc.), a Delaware corporation.(2)
3.2	—	Amended and Restated By-Laws of the Registrant
10.6	—	Management Agreement by and between the Company and Huizenga Holdings, Inc.(1)
10.10	—	Second Amended and Restated 1996 Stock Option Plan.(4)
10.15	—	Indenture dated April 21, 1999 between Boca Resorts, Inc. (formerly Florida Panthers Holdings, Inc.), The Guarantors and The Bank of New York as Trustee(5)
10.16	—	Credit Agreement dated April 21, 1999 between Florida Panthers Hotel Corporation, the Initial Lenders named therein, Bear, Stearns & Co. Inc. as Syndication Agent and Bankers Trust Company as Administrative Agent(5)
21.1	—	Subsidiaries of the Company(6)
23.1	—	Consent of Arthur Andersen LLP
24.1	—	Powers of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 — SEC File No. 333-12191.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4 — SEC File 333-28951.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 — SEC File No. 333-30925.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 — SEC File No. 333-92227.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-4 — SEC File No. 333-77945.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K For the Fiscal Year Ended June 30, 1999 — SEC File No. 1-13173.