Form 10-Q/A
period 2001-09-30
BOCA RESORTS INC
filed 2002-03-14
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/ A

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of November 9, 2001, there were 39,446,610 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

PART I -- FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II -- OTHER INFORMATION
SIGNATURES

INTRODUCTORY NOTE

      The Company’s Quarterly Report on Form 10-Q as filed with the Securities & Exchange Commission on November 9, 2001, is being amended to revise “Management’s Discussion and Analysis — Results of Operations” (“MD&A”), to describe in further detail factors responsible for changes in various line items of the Company’s historical results of operations and to place such discussion before the unaudited pro forma data which management believes provides a meaningful comparison of the periods presented.

      This information does not change the Company’s consolidated results of operations, or any line item in the consolidated financial statements. Other than the MD&A, the Company’s Quarterly Report on Form 10-Q is unchanged. The information in this Quarterly Report on Form 10-Q/ A does not reflect any subsequent information or events and remains as of September 30, 2001, or, as of the date of the filing of the original Form 10-Q, as required.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

BOCA RESORTS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2001	2001

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,303	$9,909
Restricted cash	3,675	500
Accounts receivable, net	21,346	23,415
Inventory	7,169	7,232
Current portion of Premier Club notes receivable	3,916	4,009
Other current assets	16,161	6,003
Net assets of discontinued operations	—	45,711

Total current assets	74,570	96,779
Property and equipment, net	807,356	792,094
Intangible assets, net	34,518	34,518
Long-term portion of Premier Club notes receivable, net	8,081	8,224
Other assets	13,205	14,517

Total assets	$937,730	$946,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,876	$32,402
Current portion of deferred revenue and advance deposits	31,305	18,683
Net liabilities of discontinued operations	23,638	—
Current portion of credit lines and notes payable	214	209

Total current liabilities	88,033	51,294
Credit lines and notes payable	287	342
Deferred revenue, net of current portion	36,202	35,479
Other liabilities	9,983	10,160
Deferred income taxes	24,760	32,436
Senior subordinated notes payable	222,960	272,960
Premier Club refundable membership fees	57,589	57,818
Commitments and contingencies
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,618,610 and 39,621,027 shares issued and outstanding at September 30, 2001 and June 30, 2001, respectively	396	396
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at September 30, 2001 and June 30, 2001	3	3
Contributed capital	464,684	464,626
Retained earnings	32,833	20,618

Total shareholders’ equity	497,916	485,643

Total liabilities and shareholders’ equity	$937,730	$946,132

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30

	2001	2000

	(In thousands, except
	per share data)
Revenue:
Leisure and recreation	$39,520	$59,585
Operating expenses:
Cost of leisure and recreation services	24,046	32,919
Selling, general and administrative expenses	19,300	24,533
Amortization and depreciation	7,710	9,633

Total operating expenses	51,056	67,085

Operating loss	(11,536)	(7,500)
Interest and other income	717	292
Interest and other expense	(6,954)	(14,140)

Loss from continuing operations before income taxes	(17,773)	(21,348)
Benefit for income taxes	7,109	—

Loss from continuing operations	(10,664)	(21,348)
Loss from discontinued operations, net of income tax benefit	—	(6,236)
Gain on disposition of discontinued operations, net of income taxes	23,728	—
Extraordinary loss on early retirement of debt, net of income tax benefit	(849)	—

Net income (loss)	$12,215	$(27,584)

Loss per share from continuing operations	$(0.27)	$(0.52)
Income (loss) per share from discontinued operations	0.59	(0.15)
Loss per share from extraordinary item	(0.02)	—

Net income (loss) per share — basic and diluted	$0.31	$(0.68)

Shares used in computing income (loss) per share — basic and diluted	39,931	40,861

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30

	2001	2000

	(In thousands)
Operating activities:
Net income (loss)	$12,215	$(27,584)
Extraordinary loss on early extinguishment of debt, net of benefit for income taxes	849	—
Adjustments to reconcile income before extraordinary loss, net of benefit for income taxes to net cash provided by operating activities:
Amortization and depreciation	7,710	9,633
Imputed interest on indebtedness with no stated rate	—	240
Loss from discontinued operations, net of benefit for income taxes	—	6,236
Gain on disposition of discontinued operations, net of income taxes	(23,728)	—
Changes in operating assets and liabilities
Accounts receivable	2,069	5,447
Other assets	1,150	290
Accounts payable and accrued expenses	483	7,457
Deferred revenue and other liabilities	5,906	15,704
Net assets/liabilities from discontinued operations	—	28,822

Net cash provided by operating activities	6,654	46,245

Investing activities:
Net proceeds from the disposition of discontinued operations	81,919	—
Capital expenditures	(22,929)	(14,970)
Change in restricted cash	(3,175)	(5,758)
Cash used in investing activities from discontinued operations	—	(7,598)

Net cash provided by (used in) investing activities	55,815	(28,326)

Financing activities:
Borrowings under credit facilities	—	25,499
Payments under long-term debt agreements and credit facilities	(50)	(36,864)
Repurchases of 9.875% senior subordinated notes payable	(50,000)	—
Repurchases of common stock	(555)	—
Proceeds from exercise of stock options	530	—
Cash used in financing activities from discontinued operations	—	(2,500)

Net cash used in financing activities	(50,075)	(13,865)

Cash used in continuing operations	(69,525)	(20,906)
Cash provided by discontinued operations	81,919	24,960
Cash and cash equivalents, at beginning of period	9,909	7,796

Cash and cash equivalents, at end of period	$22,303	$11,850

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

	Three Months
	Ended
	September 30,

	2001	2000

	(In thousands)
Number of shares covered by options	5,758	5,036

4.     Income Taxes

      The Company recorded a benefit for income taxes from continuing operations in the amount of $7.1 million during the three months ended September 30, 2001. No benefit for income taxes was recorded

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the three months ended September 30, 2000 due to an offsetting increase in the Company’s valuation allowance. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. The valuation allowance is adjusted in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Management considered these factors in reaching its conclusion to record a benefit for income taxes from continuing operations during the three months ended September 30, 2001.

5.     Supplemental Cash Flow Information

      Non-cash investing activities supplemental to the Consolidated Statements of Cash Flows include an $11.2 million note receivable, which was a component of the consideration paid by the purchasers of the entertainment and sports business. See Note 6.

6.     Sale of Entertainment and Sports Business

      On July 25, 2001 the Company sold its entertainment and sports business. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.2 million secured promissory note (which matures January 26, 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes is estimated to approach $70.0 million and the gain on disposition was $23.7 million. Net liabilities from discontinued operations included in the accompanying Consolidated Balance Sheet in the amount of $23.6 million at September 30, 2001 represents estimated income taxes payable associated with the gain on the sale and other disposal costs.

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

      This report may not contain all the information that is important to you and should be read together with the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001.

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

Events of September 11

      On September 11, 2001, there were terrorist attacks on New York’s World Trade Center towers and on the Pentagon. Immediately following the September 11 attacks, the Company’s results of operations were adversely affected by travel disruption and short-term cancellation of group bookings at its properties. While the magnitude and duration of these effects is unknown and cannot be predicted, the Company’s results of operations for the three months ending December 31, 2001 will be negatively impacted by the aftermath of the September 11 attacks. Management continues to undertake a broad range of cost containment initiatives, which have partially mitigated the decrease in revenue. As a result of these initiatives and a gradual improvement to more normal business and leisure patterns, management has begun to observe modest increases in occupancy and room rate from their recently depressed levels, though they remain below prior year levels.

RESULTS OF OPERATIONS — COMPARISON TO PRIOR YEAR HISTORICAL

      The accompanying table for the three months ended September 30 (expressed in 000’s) is set forth on a historical basis which includes operating results from the Arizona Biltmore Resort & Spa (sold in December 2000) and the entertainment and sports business (presented as a discontinued operation and sold in July 2001) during the prior year.

	2001	2000

Leisure and recreation revenue	$39,520	$59,585
Operating expenses:
Cost of leisure and recreation services	24,046	32,919
Selling, general and administrative expenses:
Leisure and recreation	17,761	22,619
Corporate	1,539	1,914
Amortization and depreciation:
Leisure and recreation	7,643	9,558
Corporate	67	75

Total operating expenses	51,056	67,085

Operating loss:
Leisure and recreation	(9,930)	(5,511)
Corporate	(1,606)	(1,989)

Total operating loss	(11,536)	(7,500)
Interest and other income	717	292
Interest and other expense	(6,954)	(14,140)

Loss from continuing operations before income taxes	(17,773)	(21,348)
Benefit for income taxes	7,109	—

Loss from continuing operations	(10,664)	(21,348)
Loss from discontinued operations, net of income tax benefit	—	(6,236)
Gain on disposition of discontinued operations, net of income taxes	23,728	—
Extraordinary loss on early retirement of debt, net of income tax benefit	(849)	—

Net income (loss)	$12,215	$(27,584)

Net cash provided by operating activities	$6,654	$46,245

Net cash provided by (used in) investing activities	$55,815	$(28,326)

Net cash used in financing activities	$(50,075)	$(13,865)

EBITDA (loss):
Leisure and recreation	$(2,287)	$4,047
Corporate	(1,539)	(1,914)

Total	$(3,826)	$2,133

Adjusted EBITDA (loss):
Leisure and recreation	$(1,706)	$6,637
Corporate	(1,539)	(1,914)

Total	$(3,245)	$4,723

      Select operating data for the Company’s leisure and recreation business for the three months ended September 30 is set forth below (in 000’s except operating statistics):

	Three Months Ended

	2001	2000	% Chg.

Revenue:
Room revenue	$13,874	$22,595	(39)%
Non-room related revenue	25,646	36,990	(31)%

Total leisure and recreation revenue	$39,520	$59,585	(34)%
Operating Statistics:
Available room nights	205,988	272,748	(25)%
Average daily rate	$131.51	$134.68	(2)%
Occupancy	51.2%	61.5%	(17)%
Room revenue per available room	$67.35	$82.84	(19)%
Total leisure and recreation revenue per available room	$191.86	$218.47	(12)%

Revenue

      Leisure and recreation revenue totaled $39.5 million during the three months ended September 30, 2001 compared to $59.6 million during the three months ended September 30, 2000. The decrease in leisure and recreation revenue during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was partially due to a decline in revenue derived from the Arizona Biltmore Resort & Spa (which was sold in December 2000) totaling $14.5 million. See discussion of same store operating results under “Results Of Operations — Comparison to Prior Year Pro forma” later herein. In addition, while the Company’s revenue is historically lowest during the first fiscal quarter because of decreased demand for its Florida resorts during the summer months, management estimates that the remaining $5.6 million decrease in revenue for the quarter was attributable to the aftermath of the September 11 terrorist attacks.

Resort Operating Expenses

      Cost of leisure and recreation services totaled $24.0 million, or 61% of revenue, during the three months ended September 30, 2001 compared to cost of leisure and recreation services of $32.9 million, or 55% of revenue, during the three months ended September 30, 2000.

      Selling, general and administrative expenses (“S,G&A”) of the leisure and recreation business totaled $17.8 million, or 45% of revenue, during three months ended September 30, 2001, compared to S,G&A of $22.6 million, or 38% of revenue, during the three months ended September 30, 2000. S,G&A of the leisure and recreation business includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses.

      The increase in cost of services and S,G&A as a percent of revenue was substantially due to the decrease in revenue following the September 11 terrorist attacks. While certain reductions were made to both variable cost of services and S,G&A expenses such as labor costs by September 30, 2001, management continues to actively work with the Company’s resort managers to substantially reduce the operating costs of each resort. These initiatives include further reducing labor costs, streamlining staffing and service delivery and, to a lesser extent, reducing non-peak hours of operations at resort restaurants and retail outlets.

      Amortization and depreciation expense for the leisure and recreation business was $7.6 million during the three months ended September 30, 2001 compared to $9.6 million during the three months ended September 30, 2000. The decrease in amortization and depreciation expense during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was primarily the result of a $2.4 million decline due to the sale of the Arizona Biltmore Resort & Spa, offset by an increase in depreciation expense following the completion of several capital projects at the Boca Raton Resort and Club and Registry Resort.

Resort Operating Loss

      Operating loss for the leisure and recreation business totaled $9.9 million during the three months ended September 30, 2001 compared to $5.5 million during the three months ended September 30, 2000. The decrease in operating results for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was primarily the result of a decrease in revenue following the September 11 terrorist attacks. Operating income for the Arizona Biltmore Resort & Spa was nominal during the three months ended September 30, 2000.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $1.5 million during the three months ended September 30, 2001 compared to $1.9 million during the three months ended September 30, 2000. Corporate general and administrative expenses decreased during the three months ended September 30, 2001 primarily because of a decline in legal expense.

Interest and Other Income

      Interest and other income totaled $717,000 during the three months ended September 30, 2001 compared to $292,000 during the three months ended September 30, 2000. The increase in interest and other income during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was because the Company invested proceeds from the sale of the entertainment and sports business in interest bearing time deposit accounts until such proceeds were used to pay higher rate indebtedness. See Note 6 to the Consolidated Financial Statements.

Interest and Other Expense

      Interest and other expense totaled $7.0 million during the three months ended September 30, 2001 compared to $14.1 million during the three months ended September 30, 2000. The decrease in interest and other expense followed a reduction in indebtedness with the proceeds from the sale of the Arizona Biltmore Resort & Spa. The Company’s consolidated indebtedness totaled $223.5 million and $572.1 million at September 30, 2001 and 2000, respectively.

Benefit for Income Taxes

      The Company recorded a benefit for income taxes from continuing operations in the amount of $7.1 million during the three months ended September 30, 2001. No benefit for income taxes was recorded during the three months ended September 30, 2000 due to an offsetting increase in the Company’s valuation allowance. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. The valuation allowance is adjusted in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The Company continued to maintain a valuation allowance at September 30, 2000 because management believed the Company’s ability to generate future taxable income and realize the deferred tax asset was not “more likely than not” due to the volatility of the entertainment and sports business. This business was subsequently sold and, therefore, the valuation allowance was released during the three months ended June 30, 2001.

EBITDA (loss)/ Adjusted EBITDA

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

EBITDA (loss)

      EBITDA loss totaled $3.8 million during the three months ended September 30, 2001 compared to positive EBITDA of $2.1 million during the three months ended September 30, 2000. As indicated above, the Company’s operating results were adversely affected by a decrease in revenue following the September 11 terrorist attacks.

Adjusted EBITDA

      Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the periods presented. The net membership fees deferred represents the quarterly change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort & Club, Naples Grande and Grande Oaks Golf Clubs. Net memberships deferred totaled $581,000 and $2.6 million during the three months ended September 30, 2001 and 2000, respectively. The Company opened Naples Grande Golf Club in February 2000, which resulted in strong introductory membership sales during its initial twelve-month sales season, which are reflected in the net memberships deferred during the three months ended September 30, 2000. At the same time, the Boca Raton Resort & Club’s September 2001 membership sales were adversely impacted by the aftermath of the September 11 attacks. October 2001 membership sales at the Boca Raton Resort & Club have recovered and are modestly ahead of last year’s pace.

Discontinued Operations

      On July 25, 2001 the Company sold its entertainment and sports business. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.2 million secured promissory note (which matures January 26, 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes is estimated to approach $70.0 million and the gain on disposition was $23.7 million.

Extraordinary Loss

      The Company recorded an $849,000 extraordinary loss (net of a benefit for income taxes) relating to the repurchase of $50.0 million principal amount of its 9.875% senior subordinated notes payable during the three months ended September 30, 2001. The extraordinary loss substantially represents the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the notes were issued.

RESULTS OF OPERATIONS — COMPARISON TO PRIOR YEAR PRO FORMA

      The accompanying table for the three months ended September 30 (expressed in 000’s) and related discussion is set forth on a pro forma basis for the prior year, which excludes the operating results from the Arizona Biltmore Resort & Spa, which was sold in December 2000 and gives effect to the application of the related proceeds as if such asset was sold at the beginning of the period. Management believes the pro forma information, which is supplemental to the historical discussion, provides readers with a meaningful comparison of the periods presented.

	2001	2000

Leisure and recreation revenue	$39,520	$45,091
Operating expenses:
Cost of leisure and recreation services	24,046	25,750
Selling, general and administrative expenses:
Leisure and recreation	17,761	17,797
Corporate	1,539	1,769
Amortization and depreciation:
Leisure and recreation	7,643	7,169
Corporate	67	75

Total operating expenses	51,056	52,560

Operating loss:
Leisure and recreation	(9,930)	(5,625)
Corporate	(1,606)	(1,844)

Total operating loss	$(11,536)	$(7,469)

EBITDA (loss):
Leisure and recreation	$(2,287)	$1,544
Corporate	(1,539)	(1,769)

Total	$(3,826)	$(225)

Adjusted EBITDA (loss):
Leisure and recreation	$(1,706)	$4,134
Corporate	(1,539)	(1,769)

Total	$(3,245)	$2,365

      The Company reported an operating loss in the amount of $11.5 million during the three months ended September 30, 2001, compared to a pro forma operating loss of $7.5 million during the three months ended September 30, 2000. While the Company’s earnings are historically lowest during the first fiscal quarter because of decreased demand for its Florida resorts during the summer months, operations during the three months ended September 30, 2001 were adversely affected by a decrease in revenue following the September 11 terrorist attacks. Revenue for the three months ended September 30, 2001 decreased 12%, to $39.5 million, down from $45.1 million on a pro forma basis during the three months ended September 30, 2000.

      Select operating data for the Company’s leisure and recreation business for the three months ended September 30 is set forth below (in 000’s except operating statistics and pro forma information for the prior year):

	Three Months Ended

	2001	2000	% Chg.

Revenue:
Room revenue	$13,874	$17,033	19%
Non-room related revenue	25,646	28,058	9%

Total leisure and recreation revenue	$39,520	$45,091	12%
Operating Statistics:
Available room nights	205,988	206,080	—
Average daily rate	$131.51	$128.94	2%
Occupancy	51.2%	64.1%	(20)%
Room revenue per available room	$67.35	$82.65	(19)%
Total leisure and recreation revenue per available room	$191.86	$218.81	(12)%

Revenue

      Leisure and recreation revenue totaled $39.5 million during the three months ended September 30, 2001 compared to pro forma revenue of $45.1 million during the three months ended September 30, 2000. Immediately prior to the events of September 11 room revenue was about flat with the same period last year. During the weeks immediately following September 11, the Company was able to hold its average daily rate to pre-established levels, however, occupancy dropped off sharply as leisure customers and corporate groups cancelled or postponed their stays. Management estimates that the $5.6 million decrease in revenue for the quarter was attributable to the aftermath of the September 11 terrorist attacks.

Resort Operating Expenses

      Cost of leisure and recreation services totaled $24.0 million, or 61% of revenue, during the three months ended September 30, 2001 compared to pro forma cost of leisure and recreation services of $25.8 million, or 57% of revenue, during the three months ended September 30, 2000.

      S,G&A of the leisure and recreation business totaled $17.8 million, or 45% of revenue, during three months ended September 30, 2001, compared to pro forma S,G&A of $17.8 million, or 40% of pro forma revenue, during the three months ended September 30, 2000. S,G&A of the leisure and recreation business includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses.

      The increase in cost of services and S,G&A as a percent of revenue was substantially due to the decrease in revenue following the September 11 terrorist attacks. While certain reductions were made to both variable cost of services and S,G&A expenses such as labor costs by September 30, 2001, management continues to actively work with the Company’s resort managers to substantially reduce the operating costs of each resort. These initiatives include further reducing labor costs, streamlining staffing and service delivery and, to a lesser extent, reducing non-peak hours of operations at resort restaurants and retail outlets.

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

EBITDA (loss)

      EBITDA loss totaled $3.8 million during the three months ended September 30, 2001 compared to a pro forma EBITDA loss of $225,000 during the three months ended September 30, 2000. As indicated above, the Company’s operating results were adversely affected by a decrease in revenue following the September 11 terrorist attacks.

Adjusted EBITDA

      Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the periods presented. The net membership fees deferred represents the quarterly change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort & Club, Naples Grande and Grande Oaks Golf Clubs. Net memberships deferred totaled $581,000 and $2.6 million during the three months ended September 30, 2001 and 2000, respectively. The Company opened Naples Grande Golf Club in February 2000, which resulted in strong introductory membership sales during its initial twelve-month sales season, which are reflected in the net memberships deferred during the three months ended September 30, 2000. At the same time, the Boca Raton Resort & Club’s September 2001 membership sales were adversely impacted by the aftermath of the September 11 attacks. October 2001 membership sales at the Boca Raton Resort & Club have recovered and are modestly ahead of last year’s pace.

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

     Cash Used in Financing Activities

      Net cash used in financing activities amounted to $50.0 million during the three months ended September 30, 2001 and includes the repurchase of $50.0 million principal amount of 9.875% senior subordinated notes. Net cash used in financing activities during the three months ended September 30, 2000 totaled $13.9 million and includes $11.4 million in net repayments under the Company’s revolving credit facility payment as well as payment of $2.5 million to a former minority interest holder in one of the subsidiaries that comprised the entertainment and sports business.

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

Date: March 14, 2002