Form 10-Q
period 2002-03-31
BOCA RESORTS INC
filed 2002-05-15
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Not Applicable

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      As of May 14, 2002, there were 39,523,879 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	June 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,630	$9,909
Restricted cash	667	500
Accounts receivable, net	28,228	23,415
Inventory	7,116	7,232
Current portion of Premier Club notes receivable	3,721	4,009
Other current assets	2,583	6,003
Net assets of discontinued operations	—	45,711

Total current assets	51,945	96,779
Property and equipment, net	827,966	792,094
Intangible assets, net	34,496	34,518
Long-term portion of Premier Club notes receivable, net	7,882	8,224
Other assets	14,127	14,517

Total assets	$936,416	$946,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$36,019	$32,402
Current portion of deferred revenue and advance deposits	27,542	18,683
Net liabilities of discontinued operations	9,898	—
Current portion of credit lines and notes payable	222	209

Total current liabilities	73,681	51,294
Credit lines and notes payable	157	342
Deferred revenue, net of current portion	39,859	35,479
Other liabilities	9,790	10,160
Deferred income taxes	29,502	32,436
Senior subordinated notes payable	215,960	272,960
Premier Club refundable membership fees	56,630	57,818
Commitments and contingencies
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,506,110 and 39,621,027 shares issued and outstanding at March 31, 2002 and June 30, 2001, respectively	395	396
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at March 31, 2002 and June 30, 2001	3	3
Contributed capital	464,249	464,626
Retained earnings	46,190	20,618

Total shareholders’ equity	510,837	485,643

Total liabilities and shareholders’ equity	$936,416	$946,132

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31
(In thousands, except per share data)
(Unaudited)

	2002	2001

Leisure and recreation revenue	$99,988	$101,986
Operating expenses:
Cost of leisure and recreation services	37,091	37,055
Selling, general and administrative expenses	21,479	19,628
Amortization and depreciation	8,615	7,699

Total operating expenses	67,185	64,382

Operating income	32,803	37,604
Interest and other income	50	2,582
Interest and other expense	(6,026)	(10,514)

Income from continuing operations before income taxes	26,827	29,672
Provision for income taxes	(10,731)	—

Income from continuing operations	16,096	29,672
Loss from discontinued operations, net of income tax benefit	—	(1,273)
Extraordinary loss on early retirement of debt, net of income tax benefit	—	(1,823)

Net income	$16,096	$26,576

Income per share from continuing operations	$0.40	$0.73
Income (loss) per share from discontinued operations	—	(0.03)
Loss per share from extraordinary item	—	(0.04)

Net income per share — basic	$0.40	$0.65

Income per share from continuing operations	$0.40	$0.71
Income (loss) per share from discontinued operations	—	(0.03)
Loss per share from extraordinary item	—	(0.04)

Net income per share — diluted	$0.40	$0.64

Shares used in computing income (loss) per share — basic	39,749	40,887

Shares used in computing income (loss) per share — diluted	40,656	41,666

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended March 31
(In thousands, except per share data)
(Unaudited)

	2002	2001

Leisure and recreation revenue	$197,290	$257,116
Operating expenses:
Cost of leisure and recreation services	89,029	111,672
Selling, general and administrative expenses	61,627	69,770
Amortization and depreciation	24,843	26,953

Total operating expenses	175,499	208,395

Operating income	21,791	48,721
Interest and other income	1,034	4,067
Interest and other expense	(18,138)	(38,465)

Income from continuing operations before income taxes	4,687	14,323
Provision for income taxes	(1,875)	—

Income from continuing operations	2,812	14,323
Loss from discontinued operations, net of income tax benefit	—	(12,075)
Gain on disposition of discontinued operations, net of income taxes	23,728	—
Extraordinary loss on early retirement of debt, net of income tax benefit	(968)	(1,823)

Net income	$25,572	$425

Income per share from continuing operations	$0.07	$0.35
Income (loss) per share from discontinued operations	0.60	(0.30)
Loss per share from extraordinary item	(0.02)	(0.04)

Net income per share — basic	$0.64	$0.01

Income per share from continuing operations	$0.07	$0.35
Income (loss) per share from discontinued operations	0.59	(0.29)
Loss per share from extraordinary item	(0.02)	(0.04)

Net income per share — diluted	$0.63	$0.01

Shares used in computing income (loss) per share — basic	39,798	40,887

Shares used in computing income (loss) per share — diluted	40,557	41,502

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31
(In thousands)
(Unaudited)

	2002	2001

Operating activities:
Net income	$25,572	$425
Extraordinary loss on early extinguishment of debt, net of benefit for income taxes	968	1,823
Adjustments to reconcile income before extraordinary loss, net of benefit for income taxes to net cash provided by operating activities:
Amortization and depreciation	24,843	26,953
Imputed interest on indebtedness with no stated rate	—	725
Loss from discontinued operations, net of benefit for income taxes	—	12,075
Gain on disposition of discontinued operations, net of income taxes	(23,728)	—
Changes in operating assets and liabilities
Accounts receivable	(4,813)	(16,525)
Other assets	2,836	615
Accounts payable and accrued expenses	4,962	272
Deferred revenue and other liabilities	9,474	15,276
Net assets/liabilities from discontinued operations	—	(8,594)

Net cash provided by operating activities	40,114	33,045

Investing activities:
Net proceeds from the disposition of discontinued operations	80,061	—
Net proceeds from the sale of the Arizona Biltmore Resort & Spa	—	279,925
Capital expenditures	(61,929)	(47,988)
Change in restricted cash	(167)	(3,860)
Cash provided by investing activities from discontinued operations	—	1,868

Net cash provided by investing activities	17,965	229,945

Financing activities:
Borrowings under credit facilities	24,500	38,430
Payments under long-term debt agreements and credit facilities	(24,672)	(125,576)
Repurchases of 9.875% senior subordinated notes payable	(57,000)	(60,040)
Repurchases of common stock	(2,306)	—
Proceeds from exercise of stock options	1,120	147
Cash used in financing activities from discontinued operations	—	(2,500)

Net cash used in financing activities	(58,358)	(149,539)

Cash provided by (used in) continuing operations	(80,340)	110,602
Cash provided by discontinued operations	80,061	2,849
Cash and cash equivalents, at beginning of period	9,909	7,796

Cash and cash equivalents, at end of period	$9,630	$121,247

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

      In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations and because the nine months ended March 31, 2002 included a non-recurring gain on the disposition of the entertainment and sports business. See Notes 2 and 5. All significant intercompany accounts have been eliminated.

2.  Nature of Operations

      The Company is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company’s resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two championship golf courses located in Florida — Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples.

      On July 25, 2001, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club and related arena management operations. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets or liabilities and operating results of this discontinued operation. See Note 5.

3.  Earnings Per Common Share

      Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001
(In Thousands)
Basic weighted average shares outstanding	39,749	40,887	39,798	40,887
Stock options	907	779	759	615

Diluted weighted average shares outstanding	40,656	41,666	40,557	41,502

      Options to purchase 5.8 million and 5.6 million shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of earnings per share because the effect would be antidilutive.

4.  Income Taxes

      The Company recorded a provision for income taxes from continuing operations in the amount of $10.7 million during the three months ended March 31, 2002 and $1.9 million during the nine months ended

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —

(Continued)

March 31, 2002. No provision for income taxes was recorded during the three and nine months ended March 31, 2001 due to an offsetting decrease in the Company’s tax valuation allowance. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. The tax valuation allowance is adjusted in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The Company continued to maintain a tax valuation allowance at March 31, 2001 because management believed the Company’s ability to generate future taxable income and realization of the deferred tax asset was not “more likely than not” due to the volatility of the entertainment and sports business. This business was subsequently sold and, therefore, the tax valuation allowance was released during the three months ended June 30, 2001.

5.  Sale of Entertainment and Sports Business

      On July 25, 2001 the Company sold its entertainment and sports business. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.3 million secured promissory note (which was paid January 25, 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes is expected to approach $70.0 million and the gain on disposition was $23.7 million. Net liabilities from discontinued operations included in the accompanying Consolidated Balance Sheet in the amount of $9.9 million at March 31, 2002 represents estimated income taxes payable associated with the gain on the sale and other disposal costs.

6.  Legal Proceedings

      Upon the sale of the Arizona Biltmore Resort & Spa in December 2000, the Company remained contingently liable for certain litigation relating to the property. Based on discussions and a settlement offer made in January 2002, which has been accepted by one plaintiff but remains subject to the approval of a second plaintiff, the Company estimates that the settlement amount resulting from the ultimate resolution of this litigation will approximate $2.9 million. Such amount is included in accounts payable and accrued liabilities at March 31, 2002 in the accompanying Consolidated Balance Sheet.

7.  Recently Implemented Accounting Standards

      On July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which states, among other things, that goodwill is no longer subject to amortization over its estimated useful life. Under the statement, the Company was required to complete the goodwill transition impairment test by December 31, 2001, which resulted in no impairment charge. As a result of the adoption of the provisions of this statement, amortization expense for the nine months ended March 31, 2002 was $702,000 less than during the nine months ended March 31, 2001.

      The Financial Accounting Standards Board recently issued SFAS No. 145, which rescinds SFAS No. 4. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4 and, thus, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion 30. Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —

(Continued)

meet the criteria in APB Opinion No. 30 for classification as an extraordinary item, shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. Accordingly, upon adoption of SFAS No. 145, the Company will reclassify extraordinary losses resulting from the early extinguishment of debt associated with previous periods to recurring operations.

8.  Comprehensive Income

      Comprehensive income was the same as net income for the three and nine months ended March 31, 2002 and 2001.

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

Events of September 11

      During the three-month period following the September 11 terrorist attacks on New York’s World Trade Center towers and on the Pentagon, the Company’s results of operations were adversely affected by travel disruption and short-term cancellation of group bookings at its properties. The Company’s resorts experienced an increase in demand during the three months ended March 31, 2002 and management is optimistic that lodging fundamentals will continue to advance and operations will continue to approach pre-September 11 levels.

RESULTS OF OPERATIONS — COMPARISON TO PRIOR YEAR HISTORICAL

      The accompanying table for the three and nine months ended March 31 (expressed in 000’s) is set forth on a historical basis which includes operating results from the Arizona Biltmore Resort & Spa (sold in December 2000) and the entertainment and sports business (presented as a discontinued operation and sold in July 2001) during the prior year.

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2002	2001	2002	2001

Leisure and recreation revenue	$99,988	$101,986	$197,290	$257,116
Operating expenses:
Cost of leisure and recreation services	37,091	37,055	89,029	111,672
Selling, general and administrative expenses:
Leisure and recreation	18,766	17,621	55,079	62,969
Corporate	2,713	2,007	6,548	6,801
Amortization and depreciation:
Leisure and recreation	8,556	7,620	24,655	26,724
Corporate	59	79	188	229

Total operating expenses	67,185	64,382	175,499	208,395

Operating income (loss):
Leisure and recreation	35,575	39,690	28,527	55,751
Corporate	(2,772)	(2,086)	(6,736)	(7,030)

Total operating income	32,803	37,604	21,791	48,721
Interest and other income	50	2,582	1,034	4,067
Interest and other expense	(6,026)	(10,514)	(18,138)	(38,465)

Income from continuing operations before income taxes	26,827	29,672	4,687	14,323
Provision for income taxes	(10,731)	—	(1,875)	—

Income from continuing operations	16,096	29,672	2,812	14,323
Loss from discontinued operations, net of income tax benefit	—	(1,273)	—	(12,075)
Gain on disposition of discontinued operations, net of income taxes	—	—	23,728	—
Extraordinary loss on early retirement of debt, net of income tax benefit	—	(1,823)	(968)	(1,823)

Net income	$16,096	$26,576	$25,572	$425

Net cash provided by operating activities	$31,416	$8,597	$40,114	$33,045

Net cash provided by (used in) investing activities	$(3,481)	$(1,887)	$17,965	$229,945

Net cash used in financing activities	$(23,964)	$(90,187)	$(58,358)	$(149,539)

EBITDA (loss):
Leisure and recreation	$44,131	$47,310	$53,182	$82,475
Corporate	(2,713)	(2,007)	(6,548)	(6,801)

Total	$41,418	$45,303	$46,634	$75,674

Adjusted EBITDA (loss):
Leisure and recreation	$45,633	$50,816	$57,282	$91,212
Corporate	(2,713)	(2,007)	(6,548)	(6,801)

Total	$42,920	48,809	50,734	84,411

      Select operating data for the Company’s leisure and recreation business for the three and nine months ended March 31 is set forth below (in 000’s except operating statistics):

	Three Months Ended			Nine Months Ended

	2002	2001	% Chg.	2002	2001	% Chg.

Revenue:
Room revenue	$45,108	$47,762	(6)%	$80,151	$109,408	(27)%
Non-room related revenue	54,880	54,224	1%	117,139	147,708	(21)%

Total leisure and recreation revenue	$99,988	$101,986	(2)%	$197,290	$257,116	(23)%
Operating Statistics:
Available room nights	205,266	201,510	2%	617,242	739,676	(17)%
Average daily rate	$282.46	$287.75	(2)%	$216.04	$214.74	1%
Occupancy	77.8%	82.4%	(6)%	60.1%	68.9%	(13)%
Room revenue per available room	$219.76	$237.02	(7)%	$129.85	$147.91	(12)%
Total leisure and recreation revenue per available room	$487.11	$506.11	(4)%	$319.64	$347.61	(8)%

Revenue

      Leisure and recreation revenue totaled $100.0 million and $102.0 million during the three months ended March 31, 2002 and 2001, respectively, and $197.3 million and $257.1 million during the nine months ended March 31, 2002 and 2001, respectively.

      The $2.0 million decrease in leisure and recreation revenue during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily due to a decline in occupancy to 77.8% for the three months ended March 31, 2002, from 82.4% for the same period of the prior year and a decline in the average daily rate to $282.46 for the three months ended March 31, 2002, from $287.75 for the year ago period. While the Company continued to face a challenging operating environment, demand rebounded during the recently completed three-month period as compared to that experienced in the months immediately subsequent to the September 11 terrorist attacks. The decrease in leisure and recreation revenue did not correspond to the decrease in total revenue per available room due to an increase in the number of available rooms following the completion of a new Yacht Club at the Boca Raton Resort & Club.

      The $59.8 million decrease in leisure and recreation revenue during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 was partially because the prior year nine-month period included $39.9 million in revenue from the Arizona Biltmore Resort & Spa, which was sold in December 2000. In addition, leisure and recreation revenue decreased due to a decline in same-resort occupancy to 60.1% for the nine months ended March 31, 2002, from 68.9% for the same period of the prior year as a result of travel disruption and short-term cancellations of group business in the wake of the September 11 terrorist attacks.

Resort Operating Expenses

      Cost of leisure and recreation services totaled $37.1 million, or 37% of revenue, during the three months ended March 31, 2002 compared to cost of leisure and recreation services of $37.1 million, or 36% of revenue, during the three months ended March 31, 2001. Cost of leisure and recreation services totaled $89.0 million, or 45% of revenue, during the nine months ended March 31, 2002 compared to cost of leisure and recreation services of $111.7 million, or 43% of revenue, during the nine months ended March 31, 2001. The increase in cost of services as a percent of revenue during the current year periods was substantially due to the decrease in revenue following the September 11 terrorist attacks.

      Selling, general and administrative expenses (“S,G&A”) of the leisure and recreation business totaled $18.8 million, or 19% of revenue, during the three months ended March 31, 2002, compared to S,G&A of $17.6 million, or 17% of revenue, during the three months ended March 31, 2001. S,G&A of the leisure and recreation business totaled $55.1 million, or 28% of revenue, during the nine months ended March 31, 2002, compared to S,G&A of $63.0 million, or 24% of revenue, during the nine months ended March 31, 2001. The increase S,G&A as a percent of revenue during the current year periods was substantially due to the decrease in revenue following the September 11 terrorist attacks. In addition, the prior year nine-month period included a $1.3 million credit to S,G&A expense for non-recurring insurance proceeds, while the current year nine-month period included an increase in property taxes and certain non-recurring severance and compensation charges. S,G&A of the leisure and recreation business includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses.

      While certain reductions were made to both variable cost of services and S,G&A expenses such as labor costs by March 31, 2002, management continues to actively work with the Company’s resort managers to substantially reduce the operating costs of each resort. These initiatives include further reducing labor costs and streamlining staffing and service delivery.

      Amortization and depreciation expense for the leisure and recreation business totaled $8.6 million and $7.6 million during the three months ended March 31, 2002 and 2001, respectively, and $24.7 million and $26.7 million during the nine months ended March 31, 2002 and 2001, respectively. The increase in amortization and depreciation expense during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily the result of an increase in depreciation expense following the completion of several capital projects at the Boca Raton Resort and Club and Registry Resort, offset by a reduction to amortization expense pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The decrease in amortization and depreciation expense during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 was primarily because the prior year nine-month period included $4.5 million in amortization and depreciation expense associated with the Arizona Biltmore Resort & Spa, which was partially offset by a $2.5 million increase in depreciation expense during the current year following the completion of several capital projects at the Boca Raton Resort and Club and Registry Resort

Resort Operating Income

      Operating income for the leisure and recreation business totaled $35.6 million and $39.7 million during the three months ended March 31, 2002 and 2001, respectively, and $28.5 million and $55.8 million during the nine months ended March 31, 2002 and 2001, respectively. The decrease in operating income of the leisure and recreation business during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily due to the slow business recovery following the September 11 terrorist attacks. The decrease in operating income of the leisure and recreation business during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 was primarily because of a decrease in revenue and corresponding earnings following the September 11 terrorist attacks and because the prior year nine-month period included $8.4 million in operating income from the Arizona Biltmore Resort & Spa.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $2.7 million and $2.0 million during the three months ended March 31, 2002 and 2001, respectively, and $6.5 million and $6.8 million during the nine months ended March 31, 2002 and 2001, respectively. While the current and prior year period included certain non-recurring items, the decrease in corporate general and administrative expense during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 was primarily due to a decline in the management fee, equal to 1% of total revenue, payable to Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company’s Chief Executive Officer and Chairman. Pursuant to the management services agreement, Huizenga Holdings, Inc. provides certain administrative, financing, tax, investor relations and strategy related services to the Company.

Interest and Other Income

      Interest and other income totaled $50,000 and $2.6 million during the three months ended March 31, 2002 and 2001, respectively, and $1.0 million and $4.1 million during the nine months ended March 31, 2002 and 2001, respectively. The decrease in interest and other income during the three and nine months ended March 31, 2002 compared to the three and nine months ended March 31, 2001 was primarily because the Company invested a portion of the proceeds from the sale of the Arizona Biltmore Resort & Spa in time deposit accounts during the prior year nine-month period until such proceeds were ultimately used to pay down higher rate indebtedness.

Interest and Other Expense

      Interest and other expense totaled $6.0 million and $10.5 million during the three months ended March 31, 2002 and 2001, respectively, and $18.1 million and $38.5 million during the nine months ended March 31, 2002 and 2001, respectively. The decrease in interest and other expense followed a reduction in indebtedness with the proceeds from the sale of the Arizona Biltmore Resort & Spa. The Company’s consolidated indebtedness totaled $216.3 million and $377.3 million at March 31, 2002 and 2001, respectively.

Provision for Income Taxes

      The Company recorded a provision for income taxes from continuing operations in the amount of $10.7 million during the three months ended March 31, 2002 and $1.9 million during the nine months ended March 31, 2002. No provision for income taxes was recorded during the three and nine months ended March 31, 2001 due to an offsetting decrease in the Company’s tax valuation allowance. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. The tax valuation allowance is adjusted in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The Company continued to maintain a tax valuation allowance at March 31, 2001 because management believed the Company’s ability to generate future taxable income and realization of the deferred tax asset was not “more likely than not” due to the volatility of the entertainment and sports business. This business was subsequently sold and, therefore, the tax valuation allowance was released during the three months ended June 30, 2001.

EBITDA/Adjusted EBITDA

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

EBITDA

      EBITDA totaled $41.4 million and $45.3 million during the three months ended March 31, 2002 and 2001, respectively, and $46.6 million and $75.7 million during the nine months ended March 31, 2002 and 2001, respectively. While the prior year nine-month period included $13.0 million in EBITDA from the Arizona Biltmore Resort & Spa, the decrease in EBITDA for the periods presented was primarily the result of a decrease in revenue and corresponding earnings following the September 11 terrorist attacks.

Adjusted EBITDA

      Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the periods presented. The net membership fees deferred represents the quarterly change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort & Club, Naples Grande and Grande Oaks Golf Clubs. Net memberships deferred totaled $1.5 million and $3.5 million during the three months ended March 31, 2002 and 2001, respectively, and $4.1 million and $8.7 million during the nine months ended March 31, 2002 and 2001, respectively. The Company opened Naples Grande Golf Club in February 2000, which resulted in strong introductory membership sales during its initial twelve-month sales season, which are reflected in the net memberships deferred during the three and nine months ended March 31, 2001.

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

Extraordinary Loss

      The Company recorded a $968,000 extraordinary loss (net of a benefit for income taxes) relating to the repurchase of $57.0 million principal amount of its 9.875% senior subordinated notes during the nine months ended March 31, 2002. The Company recorded a $1.8 million extraordinary loss relating to the repurchase of $60.0 million principal amount of its 9.875% senior subordinated notes during the nine months ended March 31, 2001. The extraordinary losses substantially represent the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the notes were issued.

RESULTS OF OPERATIONS — COMPARISON TO PRIOR YEAR PRO FORMA

      The accompanying table for the nine months ended March 31 (expressed in 000’s) is set forth on a pro forma basis for the prior year, which excludes the operating results from the Arizona Biltmore Resort & Spa, which was sold in December 2000. Management believes the pro forma information, which is supplemental to the historical discussion (which appears under the heading “Results of Operations — Comparison to Prior Year Historical”), provides readers with a meaningful comparison of the periods presented on a same-resort basis.

	2002	2001

Leisure and recreation revenue	$197,290	$217,260
Operating expenses:
Cost of leisure and recreation services	89,029	94,998
Selling, general and administrative expenses:
Leisure and recreation	55,079	52,753
Corporate	6,548	6,402
Amortization and depreciation:
Leisure and recreation	24,655	22,203
Corporate	188	229

Total operating expenses	175,499	176,585

Operating income (loss):
Leisure and recreation	28,527	47,306
Corporate	(6,736)	(6,631)

Total operating income	$21,791	$40,675

EBITDA (loss):
Leisure and recreation	$53,182	$69,509
Corporate	(6,548)	(6,402)

Total	$46,634	$63,107

Adjusted EBITDA (loss):
Leisure and recreation	$57,282	$78,246
Corporate	(6,548)	(6,402)

Total	$50,734	$71,844

      Select operating data for the Company’s leisure and recreation business for the nine months ended March 31 is set forth below (in 000’s except operating statistics and pro forma information for the prior year):

	2002	2001	% Chg.

Revenue:
Room revenue	$80,151	$93,245	(14)%
Non-room related revenue	117,139	124,015	(6)%

Total leisure and recreation revenue	$197,290	$217,260	(9)%
Operating Statistics:
Available room nights	617,242	613,588	1%
Average daily rate	$216.04	$215.80	—
Occupancy	60.1%	70.4%	(15)%
Room revenue per available room	$129.85	$151.97	(15)%
Total leisure and recreation revenue per available room	$319.64	$354.09	(10)%

Liquidity and Capital Resources

      Unrestricted cash and cash equivalents decreased to $9.6 million at March 31, 2002, from $9.9 million at June 30, 2001. The major components of the change are discussed below.

  Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $40.1 million and $33.0 million during the nine months ended March 31, 2002 and 2001, respectively. The increase in net cash provided by activities during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 was because during the prior year nine-month period the Company paid $8.6 million to fund operating losses of its entertainment and sports business. The Company sold this business in July 2001, and therefore, had no operating activities associated with this discontinued operation during the current year. While the Company received significantly less cash from its leisure and recreation business during the nine months ended March 31, 2002 than during the nine months ended March 31, 2001 because of a decline in earnings and corresponding net cash flow following the September 11 terrorist attacks and because of the sale of the Arizona Biltmore Resort & Spa, this decrease was nearly offset by a reduction in interest paid over the same periods because the Company used the proceeds from these sales to repay indebtedness.

  Net Cash Provided by Investing Activities

      Net cash provided by investing activities amounted to $18.0 million and $229.9 million during the nine months ended March 31, 2002 and 2001, respectively. The change was largely because of the Company’s disposition activities. During the nine months ended March 31, 2002 the Company received $80.1 million from the sale of the entertainment and sports business while during the nine months ended March 31, 2001 the Company received $279.9 million in net proceeds from the disposition of the Arizona Biltmore Resort & Spa. Other changes in investing activities are discussed below.

      Capital expenditures totaled $61.9 million and $48.0 million during the nine months ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002, the Company continued construction on various projects at the Boca Raton Resort & Club including 112 new water-view rooms (the“Yacht Club”), which opened in January 2002 and a new 50,000 square foot state-of-the-art spa complex (the “Spa Palazzo”), as well as, a new golf clubhouse with casual restaurant, which opened in December 2001.

      During the nine months ended March 31, 2001, capital spending primarily related to continued spending on a luxury guestroom renovation at the Boca Raton Resort & Club; construction of a new pool/aquatic center, 6,000 square feet of additional conference space and enhancements to the beach facility and boardwalk at the Registry Resort; and spending on a guestroom renovation at the Bahia Mar Resort and Yachting Center.

      Restricted cash increased $167,000 from June 30, 2001 to March 31, 2002 and increased $3.9 million from June 30, 2000 to March 31, 2001. The $3.9 million increase during the nine months ended March 31, 2001 related to escrow accounts maintained in accordance with the terms of mortgage-note agreements, which notes were subsequently paid by the Company.

      Cash provided by investing activities from discontinued operations totaled $1.9 million during the nine months ended March 31, 2001 and represents the decrease in restricted cash associated with the entertainment and sports business. No cash was generated from investing activities from discontinued operations during the nine months ended March 31, 2002 as a result of the sale of this business.

  Cash Used in Financing Activities

      Net cash used in financing activities amounted to $58.4 million during the nine months ended March 31, 2002 and includes the repurchase of $57.0 million principal amount of 9.875% senior subordinated notes. Net cash used in financing activities during the nine months ended March 31, 2001 totaled $149.5 million and includes $87.1 million in net repayments under various credit agreements as well as the repurchase of $60.0 million principal amount of 9.875% senior subordinated notes.

  Capital Resources

      The Company’s capital resources are provided from both internal and external sources. The primary capital resources from internal operations include (1) room rentals, food and beverage sales, retail sales, golf and tennis revenue, spa revenue, marina and conference services at the resorts and (2) Premier Club memberships. The primary external sources of liquidity have been the issuance of debt securities and borrowing under term loans and credit lines.

      As of May 14, 2002, the Company had no outstanding balance under its revolving credit line (which matures on October 31, 2003) and had $129.3 million in immediate availability. As a result of the current availability under this credit line, combined with cash on hand, management believes the Company has sufficient funds to continue its capital enhancement plans and support on-going operations, including meeting debt service obligations as they come due.

Financial Condition

      Significant changes in balance sheet data from June 30, 2001 to March 31, 2002 are discussed below.

  Accounts Receivable

      Accounts receivable increased to $28.2 million at March 31, 2002, from $23.4 million at June 30, 2001. It is customary for the Company’s trade receivables to be highest following the March 31 operating quarter as a result of the seasonality of its business.

  Other Current Assets

      Other current assets decreased to $2.6 million at March 31, 2002, from $6.0 million at June 30, 2001 primarily due to the amortization of prepaid property insurance.

  Property and Equipment

      Property and equipment increased to $828.0 million at March 31, 2002, from $792.1 million at June 30, 2001. The increase primarily relates to capital spending at the Boca Raton Resort & Club on projects including a Yacht Club consisting of 112 water-view luxury guestrooms, a spa complex, a golf clubhouse and marina slips, offset by depreciation expense.

  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses increased to $36.0 million at March 31, 2002, from $32.4 million at June 30, 2001. The increase was primarily due to higher accrued interest on the Company’s 9.875% senior subordinated notes. Interest on the notes is paid semi-annually on October 15 and April 15. At March 31, 2002, the accrual for interest totaled $9.9 million (and represented interest for 167 days on $216 million outstanding notes). At June 30, 2001, the accrual for interest totaled $5.7 million (and represented interest for 76 days on $273 million outstanding notes).

  Current Portion of Deferred Revenue and Advance Deposits

      Current portion of deferred revenue and advance deposits increased to $27.5 million at March 31, 2002, from $18.7 million at June 30, 2001. Approximately $5.0 million of the increase related to annual Premier Club dues collected at the Boca Raton Resort & Club, which will be recognized as revenue ratably over the residual six months of the membership year. The remaining $3.8 million increase in this account from June 30, 2001 to March 31, 2002 relates to higher group and leisure traveler deposits for future bookings at the Company’s resorts, which tend to increase around the Company’s peak operating season.

  Net Assets/Liabilities of Discontinued Operations

      Net liabilities of discontinued operations totaled $9.9 million at March 31, 2002 and primarily represent estimated income taxes payable associated with the gain on the sale and other disposal costs.

  Deferred Revenue, Net of Current Portion

      Deferred revenue, net of current portion, increased to $39.9 million at March 31, 2002, from $35.5 million at June 30, 2001 due to additional memberships sales for the Company’s exclusive social club known as the Premier Club.

  Senior Subordinated Notes Payable

      Senior subordinated notes payable decreased to $216.0 million at March 31, 2002, from $273.0 million at June 30, 2001. The decrease was the result of the repurchase of $57.0 million principal amount of such notes.

  Working Capital

      Current liabilities exceeded current assets by $21.7 million at March 31, 2002, compared to positive working capital of $45.5 million at June 30, 2001. The change is primarily because the Company used cash to repurchase $57.0 million principal amount of notes, which would have otherwise matured in April 2009. However, the ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a revolving credit line that represents an additional and immediate potential source of liquidity. See “Capital Resources”.

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

Date: May 15, 2002

By:	/s/ WILLIAM M. PIERCE

William M. Pierce
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ STEVEN M. DAURIA

Steven M. Dauria
Vice President and Corporate Controller
(Principal Accounting Officer)