Form 10-K
period 2002-06-30
BOCA RESORTS INC
filed 2002-09-30
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

None

(Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      As of September 20, 2002, the registrant had 39,292,578 shares of Class A common stock, $.01 par value (the “Class A Common Stock”), outstanding and, at such date, the aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant was approximately $287.8 million. As of September 20, 2002 the registrant had 255,000 shares of Class B common stock, $.01 par value (the “Class B Common Stock”), outstanding, none of which was held by a non-affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III Portions of the Registrant’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

      Part IV Portions of previously filed reports and registration statements.

INDEX

TO FORM 10-K

i

PART I

Item 1.     Business

Introduction

      Boca Resorts, Inc. (the “Company”) is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company previously owned an entertainment and sports business, which primarily included the operations of the Florida Panthers Hockey Club (the “Panthers”) and related arena management operations. This business was sold on July 25, 2001 and, accordingly, the entertainment and sports business has been accounted for as discontinued operations.

      The Company’s resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale) and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two championship golf courses located in Florida (the Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples) that serve as additional amenities to the Company’s resorts as well as components of the Company’s exclusive social club, known as the Premier Club. Previously, the Company owned the Arizona Biltmore Resort & Spa, however, this property was sold in December 2000.

      The Company’s resorts possess significant competitive and operational strengths. The resorts are unique, irreplaceable assets in desirable locations with strong recognition and positioning in their markets. The facilities and amenities at the Company’s resorts provide multiple and diverse revenue streams and attract upscale business and leisure customers. In addition, through the development of additional guestrooms and/or resort amenities, the resorts have opportunities to significantly increase revenue and cash flow.

      For a discussion of the Company’s revenue, profits and assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included later herein. The Company was incorporated in Florida in 1996 and re-incorporated in Delaware in 1997.

Business Strategy

      While management continuously evaluates ownership, acquisition and divestiture alternatives, its current strategy is to focus on internal expansion and development opportunities at its existing properties. The Company’s objective is to maximize the cash flow from, and the value of, the Company’s business by:

•	Continuing internal growth through capital improvements at the resorts. Management believes that the Company’s resorts have the opportunity for continued internal growth. In addition to normal recurring capital expenditures from 1998 to the present, over $250 million has been invested (or is committed to be invested) in the resorts on capital projects. In addition to comprehensive guestroom renovations at all of our properties, capital enhancements have included: at the Boca Raton Resort & Club, a new 112 water-view room marina hotel and marina slips (the “Yacht Club”), a 50,000 square foot spa complex, a golf clubhouse, additional retail and restaurant space, a 140,000 square foot conference center (the “Mizner Center”), a redesigned golf course, a tennis and fitness center and a four story parking garage; at the Registry Resort at Pelican Bay, a new aquatic center, additional meeting space and beachfront improvements; and at the Radisson Bahia Mar Resort and Yachting Center, a marina renovation that will encompass 242 boat slips sized to accommodate larger yachts. Additionally, the Company has constructed Grande Oaks Golf Club and Naples Grande Golf Club.

      Management believes that these capital expenditures have resulted in, and will continue to produce, increases to the average daily room rates, occupancy and non-room sources of revenue at its resorts. Management also believes that the high quality of the Company’s resorts will continue to attract higher spending corporate groups, which in turn will increase total revenue per available room. Despite the economic recession together with travel disruption in the aftermath of the events of September 11, 2001, the average daily room rate, excluding the Arizona Biltmore Resort & Spa, was $210.43, $209.79 and $201.08 for the years ended June 30, 2002, 2001 and 2000 respectively.

•	Continued focus on upscale business and leisure customers. Management believes that its focus on corporate group customers and upscale business and leisure customers allows the Company to maximize total revenue per available room. It has been management’s experience that these customers are more likely to use the additional amenities and facilities available at the resorts, thereby increasing revenue. Additionally, group customers tend to book reservations 12 to 36 months in advance of their stay, thus enabling management to better estimate future revenue streams and manage corresponding expenses. Group business has also been used by the Company to fill off-peak leisure periods. Management believes that by targeting upscale customers the Company is well positioned to take advantage of demographic trends (which include an aging “baby-boom” population with increasing disposable income) that are creating increased demand for luxury resorts and related amenities. Management also believes the resorts will be able to capitalize on these trends given the properties’ unique nature and locations. The Company’s ability to capitalize on these trends is enhanced by the high barriers of entry into the luxury resort industry.

•	Continuing to capitalize on integration and cost-saving opportunities. Management believes that as an owner and operator of resort properties, the integration of certain aspects of the resort operations will allow the Company to realize significant operating efficiencies. Management continues integrating the operations of all of its resorts, including reservations, purchasing, training, information systems, insurance and marketing, in order to achieve greater operating efficiencies and improved profit margins. In addition, management believes that managing all of the resorts by a single management team with established practices and systems will improve the efficiency of the resort operations, create economies of scale and offer employees internal promotional opportunities.

•	Continuing to enhance Premier Club value. The Company continues to enhance its Premier Club, which was first introduced in 1991 at the Boca Raton Resort & Club. Membership in the Boca Raton Resort Premier Club allows Premier Club members access to the Boca Raton Resort & Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Company has recently added to the resort amenity base with projects such as the spa complex and golf clubhouse at the Boca Raton Resort & Club and the aquatic center at the Registry Resort at Pelican Bay. In addition, the Company expanded its Premier Club operations with the opening of Grande Oaks Golf Club in June 1999 and Naples Grande Golf Club in February 2000. In addition to attracting new club members who provide an additional revenue base, the Company is able to offer guests of the Company’s Fort Lauderdale and Naples resorts play at these 18-hole championship facilities and is able to offer reciprocal amenities to the Boca Raton Resort & Club Premier Club members. With its Premier Clubs, the Company generates substantial additional revenue from its existing facilities and services. Management anticipates that the Premier Club will continue to be successful in marketing resort amenities, including restaurants, pools, and where available, tennis, golf, spas and other leisure and recreational facilities to residents in local communities in a country club/social club setting.

      The following table sets forth a summary of the key physical attributes of each of the Company’s resorts:

							Access to				No.
			No. of	Conference	Access to		No. of	No. of	No. of	No. of Food	of
			Rooms/	Space	No. of Golf		Tennis	Swimming	Boat	& Beverage	Retail
	Acres		Suites	Sq. Ft.	Courses		Courts	Pools	Slips	Sites	Shops

Boca Raton Resort & Club	343		1,041	156,966	4	(a)	30	5	27	16	13
Registry Resort at Pelican Bay	24		474	43,020	4	(b)	15	5	—	8	7
Edgewater Beach Hotel	3		126	3,450	4	(b)	— (c)	1 (c)	—	3	1
Hyatt Regency Pier 66 Hotel and Marina	24		380	26,928	1	(d)	2	2	136	6	2
Radisson Bahia Mar Resort and Yachting Center	44		296	20,150	1	(d)	4	1	330 (f)	3	5

	438	(e)	2,317	250,514	9		51	14	493	36	28

(a)	Boca Raton Resort & Club maintains one 18-hole golf course on premises and another at the resort’s country club location. In addition, the resort has access to two 18-hole golf courses through use agreements.
(b)	Guests at the Registry Resort at Pelican Bay and the Edgewater Beach Hotel have access to the 18-hole Naples Grande Golf Club, which is owned by the Company, and to three 18-hole golf courses through use agreements.
(c)	Edgewater Beach Hotel guests have access to the tennis courts and aquatic complex at the Registry Resort at Pelican Bay.
(d)	Hyatt Regency Pier 66 Hotel and Marina and Radisson Bahia Mar Resort and Yachting Center have access to Grande Oaks Golf Club, which is owned by the Company.
(e)	Excludes the acreage associated with Grande Oaks and Naples Grande Golf Clubs.
(f)	The Bahia Mar Resort and Yachting Center is currently undergoing a marina renovation, which involves the reconfiguration of the existing boat slips. The renovation will result in 242 reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to 200+ feet, without reducing the linear rentable feet.

      Amenities and services at the resorts include conference facilities, golf courses, tennis facilities, spas, fitness centers, marinas, restaurants, retail outlets, swimming pools, and other activities and services. The diversity and number of amenities and services at the resorts provide the Company with substantial non-room revenue. For the year ended June 30, 2002, approximately 60% of resort revenue was generated from non-room sources. In addition, these luxury amenities and services allow the Company to maintain premium pricing for its rooms.

      The resorts’ conference facilities and other amenities make them attractive locations for group functions. The conference facilities include over 250,000 square feet of conference space. The Company maintains its own in-house planning and logistics capabilities that allow sales and marketing personnel to market multiple resort locations to corporate and association groups that prefer to change conference locations from year to year.

      In addition to being available for the Company’s hotel guests, the resorts’ extensive amenity base is also available to Premier Club members. Membership in the Boca Raton Resort Premier Club allows Premier Club members access to the Boca Raton Resort & Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Boca Raton Resort Premier Club currently requires an initial membership fee of $52,500 and annual social dues starting at $3,300. Additional dues are required for members who wish to use the resort’s golf and tennis facilities. In addition, Premier Club members generate revenue through the use of existing resort facilities and services, which are available on a fee-for-use basis. The Company opened Grande Oaks Golf Club in June 1999 and Naples Grande Golf Club in February 2000 offering members and guests of the Company’s Fort Lauderdale and Naples resorts play at these championship golf facilities and provide reciprocal amenities to other Premier Club members. The Company currently charges $33,500 and $40,000 for membership initiation fees at Grande Oaks Golf Club and Naples Grande Golf Club, respectively, and annual golf dues of $5,750 and $4,700 at Grande Oaks Golf Club and Naples Grande Golf Club, respectively.

Summary Resort Information

Boca Raton Resort & Club

•	Renovations/Expansion. In January 2002, the Company completed the new Yacht Club. The Yacht Club consists of 112 water-view luxury guestrooms, additional meeting space and reconfigured marina slips. In December 2001, the Company completed a new state-of-the-art 50,000 square foot world-class spa complex and a new golf clubhouse and casual restaurant. In 2000, the Company opened a new Tuscan-style restaurant and added retail space. In 1999, the Company completed a parking facility, a chiller plant and commenced activity on an accelerated room renovation, which encompassed most of the guestrooms and was concluded in December 2001. In January 1998, the Company completed a new 140,000 square foot conference facility, a state-of-the-art tennis and fitness center complex and a new Bates-designed 18-hole golf course, replacing one of its previous 18-hole golf courses.

•	Distinctions. Boca Raton Resort & Club has been awarded numerous honors including the Readers’ Award as one of the “Top Hotels in North America” by Travel & Leisure magazine in 2001, received Meetings and Conventions Gold Key Award for 2002 and Corporate Meetings and Incentives Paragon Award in 2002.

Registry Resort at Pelican Bay

•	Renovations/Expansion. In December 2000, the Company added 6,000 square feet of flexible meeting space at the Registry Resort providing it with the largest meeting venue in the Naples market. The Company also completed a new aquatic center, which features a Mangrove Mountain 100-foot water slide to the main pool and private cabana rentals and completed beach improvements. The Registry’s 395 tower rooms are currently undergoing a complete renovation, which will include five fixture bathrooms and all new case goods.

•	Distinctions. Registry Resort has received AAA’s Four Diamond Award and been named to Zagat’s Top 10 Resorts in Florida every year since 1988, been named to Conde Nast Traveler Gold List every year since 1995, received Meetings and Conventions Gold Key Award for 2001 and Corporate Meetings and Incentives Paragon Award in 2001 and been named among the Top 100 World’s Best Resorts in the Continental U.S. by Travel & Leisure magazine in 2000.

Edgewater Beach Hotel

•	Renovations/Expansion. Edgewater Beach Hotel completed a renovation of all of its tower guestrooms in December 2001 and is expected to renovate most of the remaining rooms by December 2002.

•	Distinctions. Edgewater Beach Hotel has consistently received AAA’s Four Diamond Award, been featured in Resorts and Great Hotels and been named to Conde Nast Traveler’s Best Places to Stay in the World.

Hyatt Regency Pier 66 Hotel and Marina

•	Renovations/Expansion. Hyatt Regency Pier 66 completed a renovation of its guestrooms in November 1998.

•	Distinctions. In 2001, the general manager of Hyatt Regency Pier 66 was named General Manager of the Year by the Florida Hotel and Motel Association and was named United States General Manager of the Year for an Outstanding Medium Sized Property by the American Hotel and Lodging Association. In addition, Hyatt Regency Pier 66 has consistently received AAA’s Four Diamond Award, Successful Meetings Magazine’s Pinnacle Award in 2001 and Meetings and Conventions Gold Key Award in 2002.

•	Franchise Agreement. Upon the acquisition of Hyatt Regency Pier 66, the Company assumed the rights under a 20-year franchise agreement with Hyatt Franchise Corporation (“Hyatt”). The Hyatt franchise agreement terminates in November 2014. The agreement provides for the payment of monthly royalty fees equal to 5% of gross room revenue. The agreement also provides for the payment to Hyatt of certain Hyatt “allocable chain expenses” relating to sales and marketing costs based on the total number of guestrooms at Hyatt Regency Pier 66 compared to the average number of guestrooms in all Hyatt hotels in the United States, and the agreement provides for the payment of a fee for using the Hyatt reservation system. The agreement requires that Hyatt Regency Pier 66 maintain a reserve, equal to 4% of gross room revenue, for replacement of furniture, fixtures and equipment and for those repairs and maintenance costs that are capitalizable under generally accepted accounting principles. The agreement requires significant renovations of guestrooms, corridors and other public areas every five to six years. The replacement of other furniture, fixtures and equipment, as defined in the agreement, is required every 10 to 12 years.

Radisson Bahia Mar Resort and Yachting Center

•	Renovations/Expansion. Radisson Bahia Mar completed a comprehensive room renovation in 2000 and is currently planning a marina renovation, which will involve the reconfiguration of the existing boat slips. The renovation is expected to begin in November 2002 and is expected to result in a state-of-the art yachting center with 242 reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to 200+ feet, without reducing the linear rentable feet.

•	Distinctions. Radisson Bahia Mar has consistently received the Mobil Travel Guide’s Three Star Award and the AAA’s Three Diamond Award and was previously awarded the Radisson Hotels Worldwide President’s Award and the Anchor Award presented by Marine Industries Association of South Florida. Each Fall, the Radisson Bahia Mar marina is host to the International Boat Show, an annual six-day boating and marine event, which is believed to be the world’s largest in-water boat show.

•	License Agreement. Upon the acquisition of Radisson Bahia Mar, the Company assumed the rights under the Radisson license agreement with Radisson Hotels International, Inc., (“Radisson”) which expires in July 2004. The terms of the Radisson license agreement allow the Company to operate the hotel using Radisson’s proprietary hotel management system and require the Company to pay annual fees to Radisson equal to 5% of Radisson Bahia Mar’s gross room revenue.

•	Leases. The site of the resort is subject to a land lease that expires in 2062.

      In addition to the resort properties discussed above, the Company also owns Grande Oaks Golf Club and Naples Grande Golf Club. Grande Oaks Golf Club was formerly known as Rolling Hills Golf Club, site of the hit comedy “Caddy Shack”. The property now features a redesigned 18-hole championship golf course designed by Raymond Floyd, a 35-acre, newly designed practice facility and a newly constructed clubhouse. Naples Grande Golf Club, which opened in February 2000, was designed by golf architect Rees Jones. He created an optimum environment for golfers, relying on the natural surroundings and existing foliage. The Company financed the previously discussed renovations and expansion at its resorts and golf clubs with the proceeds of long-term debt and from operations.

Customers and Marketing

      The core customer base for the Company’s business consists of corporate and other group customers, affluent local residents, upscale leisure travelers and individual business travelers. The Company’s marketing efforts involve (1) use of a sales force to develop national corporate and other group business for the resort facilities by identifying, obtaining and maintaining corporate and other group accounts whose employees conduct business nationwide, and (2) the use of advertisements that target individual business travelers and upscale leisure travelers in magazines such as Conde Nast Traveler, Travel and Leisure, Travel Weekly and Meetings and Conventions and in newspapers such as The New York Times. The Company’s franchised resorts also benefit from the national reservation systems of the franchisors of the Hyatt and Radisson brands.

The Company continues to expand its Internet presence and sales capabilities to increase revenue. In addition, the Company is integrating its proprietary customer databases, in order to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities.

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

Insurance

      The Company maintains comprehensive insurance on its properties, including liability, business interruption, fire and extended coverage including windstorm and flood, in the types and amounts management believes are customary for the resort and hotel industry. Management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on its properties at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a total loss, might not be sufficient to cover the full current market value of the property. In addition, in the event of such loss, the insurance proceeds received by the Company might not be adequate to restore its economic position.

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

Employees

      At June 30, 2002, the Company employed 3,324 full-time and 627 part-time employees. In addition, the Company employs 14 corporate administrative personnel. None of the employees are subject to any collective bargaining agreement, and the Company believes that its relationship with its employees is good.

Seasonality

      The Company’s revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. Because of this variability in demand, the Company’s revenue fluctuates quarter-to-quarter, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Historically, approximately 16%, 25%, 35% and 24% of annual revenue has been derived during the first, second, third and fourth fiscal quarters, respectively. Although historically the trend in quarterly revenue for the second, third and fourth fiscal quarters of each year (December through June) is generally higher than the first fiscal quarter (July through September), there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

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

Disposition Opportunities and Discontinued Operations

      Management periodically reviews the Company’s business with the view to identifying properties or other assets that no longer complement its operations. On July 25, 2001, the Company sold its entertainment and sports business after a thorough examination of its strategic relationship to the core leisure and recreation operations. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.3 million secured promissory note (which was paid January 25, 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond which the purchasers are in the process of securing. The purchasers have given the Company written assurances that the off-balance sheet contingencies shall be fully assumed not later than December 16, 2002. The net proceeds from the sale of the business after payment of disposal costs and income taxes will exceed $70.0 million and the gain on disposition was $26.2 million. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and liabilities and operating results of this discontinued operation.

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

Risk Factors

      The business, financial position, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company’s Class A Common Stock, may be adversely affected by a number of factors, including the matters discussed below. Such factors, among other items, include:

The Company faces risks relating to travel. The Company’s customers consist of corporate and other group customers, upscale leisure travelers and individual business travelers, many of which are dependent upon commercial airlines as a primary means of transportation. A change in travel patterns resulting from slowing economic conditions, a change in corporate policies relating to group meetings, air or other travel disruption, third party increases in travel costs or disruption caused by natural disaster, war or political unrest could have a material adverse effect on the Company’s financial position and results of operations.

The Company faces a variety of risks associated with operating resorts. The Company may encounter risks common to the operations of resorts, including over-building (which may lower room rates), increases in operating costs due to inflation or other factors and decreases in revenue due to moderate or severe economic downturns. The Company may also face risks relating to the concentration of its resorts in South Florida. Any of these risks could have a material adverse effect on the Company’s financial position and results of operations.

The Company may make significant capital expenditures to further develop the resorts and these expenditures involve risks. The Company’s growth strategy contemplates expanding the infrastructure at certain of its resorts. The resorts may also need periodic renovations or other capital improvements to keep them well maintained and competitive. Unexpected excessive costs of any expansion or needed renovation or capital improvements could have a material adverse effect on the Company’s financial position and results of operations. Also, any capital expenditure for expansion, renovation or improvement of the resorts may not generate the financial returns expected. Such capital expenditures could involve certain risks, including the possibility of environmental problems; the possibility that cash to fund renovations will not be available or that financing for renovations will not be available on favorable terms; uncertainties as to market demand or deterioration in market demand after commencement of renovations; the emergence of unanticipated zoning, environmental and regulatory requirements; so called “acts of God” such as hurricanes that could adversely impact a project and competition from other resorts, hotels and alternative lodging facilities.

The Company may need to make capital expenditures in order to comply with the Americans with Disabilities Act. The resorts and other properties are subject to the requirements of the Americans with Disabilities Act (the “ADA”), which generally requires that public accommodations be made accessible to disabled persons. Management believes that the resorts and other properties are in substantial compliance with the ADA and that the Company will not be required to make substantial capital expenditures to address the current requirements of the ADA. However, compliance with the ADA could require removal of access barriers and noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If the Company were required to make substantial alterations in one or more of the resorts or other properties in order to comply with the ADA, its financial position and results of operations could be adversely affected.

The Company may become subject to liabilities under environmental laws. Operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, including the cleanup of contamination, as well as the cost of complying with future legislation. In connection with the acquisition of the resorts and other properties, Phase I, and in some instances Phase II, environmental site assessments were obtained in order to evaluate potential environmental liabilities at these properties. Although these assessments have identified certain matters that will require the Company to incur costs to remedy, based on current information, none of these matters appears likely to have a material adverse effect on the business, assets, results of operations or liquidity. However, because these assessments cannot give full and complete knowledge of environmental liability and compliance matters, management cannot assure you that the costs of complying with environmental laws and of defending against claims of liability arising under environmental laws will not have a material adverse effect on the financial position and results of operations.

The Company’s resort business is seasonal. The resort operations are generally seasonal. The resorts historically experience greater revenue, costs and profits in the second and third quarters of the fiscal year ended June 30 due to increased occupancy and room rates during the winter months.

The hotel and leisure industry is highly competitive. The Company’s properties compete for customers with other hotel and resort properties, and, with respect to its Premier Club, with other operators of social clubs and golf courses. Some of the Company’s competitors may have substantially greater marketing and financial resources and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that could adversely affect the Company’s financial position and results of operations.

The Company’s financing agreements limit operating flexibility. Certain of the Company’s loan agreements restrict, among other things, the ability to borrow money; pay dividends on stock or make certain other restricted payments; use assets as security in other transactions; make investments; enter into certain transactions with affiliates; and sell certain assets or merge with other companies. These debt instruments also require the Company to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Although management is confident that the Company will continue to satisfy all of these requirements, the Company’s ability to meet those financial ratios and financial tests may be affected by events beyond its control, and management cannot assure you that the Company will meet those tests.

Control by H. Wayne Huizenga. The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval, each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. As of June 30, 2002, Mr. Huizenga, the Company’s Chairman, beneficially owned voting stock of the Company with the power to vote approximately 98.5% of the total votes entitled to be cast on any matter submitted to a vote of stockholders. As the sole owner of Class B Common Stock, Mr. Huizenga has the ability to indirectly control the management and policies, as well as the outcome of substantially all non-extraordinary matters submitted to the stockholders for approval, including the election of directors.

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

The Company may seek additional financing. Management believes that the cash flow from operations will be sufficient to finance the business operations, meet the debt obligations and fund the short-term growth strategy of the Company. However, management cannot assure you that the business will generate the level of cash flow from operations that it expects or that future borrowings under credit facilities will be available to the Company. If the plans or assumptions change or if the Company experiences unanticipated costs or competitive pressures, or if the Company cannot reduce its cost of borrowing or increase its borrowing base it may seek additional capital. Management believes the Company can obtain additional capital by selling debt (provided certain incurrence tests are met pursuant to existing debt agreements) or equity securities and/or by borrowing money, although no assurances can be provided that it will be able to do so. If additional capital is not obtained when it is needed, this may have a material adverse effect on the Company’s financial position and results of operations.

Item 2.     Properties

      The Company’s corporate headquarters are located at the Boca Raton Resort & Club. The Company considers its resorts to be leading establishments with respect to desirability of location, size of facilities, physical condition, quality and variety of services offered in the areas in which they are located. See further description of properties under “Business”. Certain of the Company’s resorts serve as security under a revolving credit facility. See Note 8 to the Consolidated Financial Statements included elsewhere herein.

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

	Price Range of Class A
	Common Stock

	High	Low

Fiscal Year Ended June 30, 2002:
First Quarter	$14.5000	$9.0000
Second Quarter	13.0800	9.3200
Third Quarter	13.4000	11.5500
Fourth Quarter	14.1800	12.3700
Fiscal Year Ended June 30, 2001:
First Quarter	$12.1250	$9.5625
Second Quarter	15.6875	10.7500
Third Quarter	14.3750	11.3300
Fourth Quarter	14.7300	10.8500

      On September 20, 2002 the last reported sales price of the Class A Common Stock on The New York Stock Exchange was $9.90. As of the same date, there were approximately 9,000 holders of record of the Class A Common Stock.

      Since its inception, the Company has not paid any cash dividends on the Class A Common Stock or the Class B Common Stock. The Company does not intend to pay any cash dividends with respect to its common stock in the foreseeable future. Certain of the Company’s credit facilities restrict the ability of the Company to pay dividends. See Note 9 to the Consolidated Financial Statements included elsewhere herein.

Item 6.     Selected Financial Data

      The financial data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. On July 25, 2001, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club and related arena management operations. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying selected financial data has been restated to report separately the net assets and liabilities and operating results of this discontinued operation.

	For the Years Ended June 30,

	2002	2001	2000	1999	1998

	(In thousands, except share data)
Statement of Operations Data:
Leisure and recreation revenue	$273,043	$329,171	$361,360	$327,001	$252,603
Operating expenses:
Cost of leisure and recreation services	123,529	143,567	156,620	141,456	110,084
Selling, general and administrative expenses	83,146	89,624	98,731	94,856	81,300
Amortization and depreciation	34,790	35,490	34,436	28,343	17,987

Total operating expenses	241,465	268,681	289,787	264,655	209,371

Operating income	31,578	60,490	71,573	62,346	43,232
Interest and other income	1,240	5,164	1,529	2,826	2,064
Interest and other expense	(23,903)	(47,150)	(55,040)	(55,377)	(25,290)

Income from continuing operations before income taxes	8,915	18,504	18,062	9,795	20,006
Provision for income taxes	2,565	4,724	805	1,300	—

Income from continuing operations	6,350	13,780	17,257	8,495	20,006
Gain on disposition of discontinued operations, net of income taxes	26,185	—	—	—	—
Loss from discontinued operations, net of income taxes	—	(8,862)	(3,771)	(436)	(18,733)
Extraordinary loss on early extinguishment of debt, net of benefit for income taxes	(1,844)	(1,236)	—	(2,658)	—

Net income	$30,691	$3,682	$13,486	$5,401	$1,273

Diluted net income (loss) per share:
Income from continuing operations	$0.16	$0.34	$0.42	$0.23	$0.57
Income (loss) from discontinued operations	0.65	(0.22)	(0.09)	(0.01)	(0.53)
Extraordinary loss on early extinguishment of debt	(0.05)	(0.03)	—	(0.07)	—

Net income per share	$0.76	$0.09	$0.33	$0.15	$0.04

	For the Years Ended June 30,

	2002	2001	2000	1999	1998

	(In thousands, except share data)
Other Data:
Cash flow from operating activities	$48,377	$37,033	$40,027	$71,590	$27,895
Cash flow from investing activities	$7,868	$222,347	$(36,913)	$(115,445)	$(281,831)
Cash flow from financing activities	$(62,463)	$(257,267)	$(3,244)	$19,619	$279,614
EBITDA(1)	$66,368	$95,980	$106,009	$90,689	$61,219
Membership fees deferred during the period(2)	3,452	11,848	12,532	8,198	5,814

Adjusted EBITDA(3)	$69,820	$107,828	$118,541	$98,887	$67,033

EBITDA margin(4)	24%	29%	29%	28%	24%
Adjusted EBITDA margin(5)	25%	32%	32%	30%	26%
Capital expenditures	$66,965	$60,778	$63,090	$98,514	$50,736

	At June 30,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$3,691	$9,909	$7,796	$7,926	$32,162
Restricted cash	$721	$500	$10,176	$31,686	$18,207
Total current assets	$39,041	$96,779	$106,802	$124,499	$130,740
Total assets	$916,736	$946,132	$1,271,115	$1,256,524	$1,092,835
Total current liabilities	$55,240	$51,294	$135,108	$93,325	$373,801
Total debt	$211,915	$273,511	$583,195	$584,105	$540,626
Non-current obligations	$345,224	$409,195	$633,813	$672,919	$288,523
Shareholders’ equity	$516,272	$485,643	$502,194	$490,280	$430,511

(1)	EBITDA represents earnings before interest expense, interest income, income taxes, depreciation, amortization, extraordinary items and discontinued operations. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company’s historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(2)	Represents the annual change in net deferred revenue from the Company’s Premier Clubs. The Premier Clubs currently require a non-refundable initial membership fee. Initial membership fees are recorded as revenue over the estimated life of the membership. Unrecognized portions of the initial membership fees are included in deferred revenue in the accompanying Consolidated Balance Sheets. Direct expenses associated with originating a sale are also deferred and recognized over the estimated life of the membership.
(3)	Adjusted EBITDA represents EBITDA plus the amount of the Company’s Premier Club net membership fees deferred during the period.
(4)	EBITDA margin is defined as EBITDA divided by revenue.
(5)	Adjusted EBITDA margin is defined as Adjusted EBITDA divided by the sum of revenue plus the Company’s Premier Club net membership fees deferred during the period.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company, which are included elsewhere herein.

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, property and equipment, goodwill and intangible assets, income taxes, financing operations and contingencies and litigation.

      Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      On December 20, 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial position and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

     Revenue Recognition for Premier Club Initiation Fees

      Revenue from Premier Club initial membership fees originated after December 31, 1997 is deferred and recognized ratably over the average expected life of the memberships, which has been estimated to be eight years. The average estimated life is based on management’s best estimate using Company specific historical information. The Company has not changed the estimated life used to recognize the Premier Club membership initiation fees since adoption in January 1998 (when Premier Club membership initiation fees became nonrefundable), but would revise such estimate if, in management’s opinion, changing trends in membership experience warrant such a change.

     Intangible Assets

      Intangible assets consist of goodwill, which represents the excess of the cost over the fair value of net assets of the acquired business. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which states, among other things, that goodwill is no longer subject to amortization over its estimated useful life. Under the provisions of SFAS No. 142, goodwill that is not subject to amortization will be tested for impairment annually at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tested for potential impairment, both upon adoption of SFAS No. 142 and annually as of July 1, 2002, by determining whether the carrying amount of a reporting unit exceeded its fair value. The Company had no impairment of goodwill during the year ended June 30, 2002 or at July 1, 2002.

     Accounting for Impairment of Long-Lived Assets

      The carrying value of long-lived assets is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds fair value. Fair value is determined using management’s best estimate of the discounted net operating cash flows over the remaining life of the assets.

     Property and Equipment

      Expenditures for maintenance, repairs and renewals of items that do not extend the service life or increase the capacity of assets are charged to expense as incurred. Significant additions, along with interest incurred during the construction period for expansion at the Company’s resorts, are capitalized. Interest has been capitalized using the average borrowing rate of the Company. Depreciation and amortization has been computed using the straight-line method over the following estimated useful lives:

Years

Building and improvements	40
Land improvements	15
Leasehold improvements	5-20
Furniture, fixtures and equipment	3-7

Business Philosophy

      The Company’s current business strategy is to focus on internal expansion and development opportunities at its existing resort properties. However, management continuously evaluates ownership, acquisition and divestiture alternatives with the intention of maximizing shareholder value.

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

Events of September 11, 2001

      During the three-month period following the September 11, 2001 terrorist attacks on New York’s World Trade Center towers and on the Pentagon, the Company’s results of operations were adversely affected by travel disruption and short-term cancellation of group bookings at its properties. The Company’s resorts experienced an increase in demand during the three months ended March 31, 2002 and June 30, 2002 and management is cautiously optimistic that its lodging fundamentals will continue to advance and operations will continue to approach pre-September 11, 2001 levels.

Impact of Inflation

      Inflation and changing prices have not had a material impact on the Company’s revenue and results of operations. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company’s revenue or earnings during the 2003 fiscal year. Many of the costs of operating the resorts can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates (as well as other changing market conditions). The Company has less flexibility in changing group rates since guest reservations are typically made 12 to 36 months in advance of the stay. To the extent inflationary trends affect short-term interest rates, a portion of the Company’s debt service costs may be adversely affected. See Note 8 to the Consolidated Financial Statements, included elsewhere herein.

Impact of Recently Issued Accounting Standards

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The new rules provide a single accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. This statement also modifies accounting and disclosure requirements for discontinued operations. The adoption of SFAS No. 144 is not anticipated to have a material impact on the Company’s results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Under SFAS No. 4 all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4 and, thus, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board, (“APB”) Opinion 30, “Reporting the Results of Operations — Discontinued Events and Extraordinary Items”. Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item, shall be reclassified. Accordingly, upon adoption of SFAS No. 145, the Company will reclassify extraordinary losses resulting from the early extinguishment of debt associated with previous periods to recurring operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 is not anticipated to have a material impact on the Company’s results of operations or financial position.

RESULTS OF OPERATIONS — HISTORICAL COMPARISON

      The accompanying table for the years ended June 30 (expressed in 000’s) is set forth on a historical basis which includes operating results from the Arizona Biltmore Resort & Spa (sold in December 2000) and the entertainment and sports business (presented as a discontinued operation and sold in July 2001).

	2002	2001	2000

Leisure and recreation revenue	$273,043	$329,171	$361,360
Operating expenses:
Cost of leisure and recreation services	123,529	143,567	156,620
Selling, general and administrative expenses:
Leisure and recreation	74,561	81,398	89,271
Corporate	8,585	8,226	9,460
Amortization and depreciation:
Leisure and recreation	34,571	35,195	34,265
Corporate	219	295	171

Total operating expenses	241,465	268,681	289,787

Operating income (loss):
Leisure and recreation	40,382	69,011	81,204
Corporate	(8,804)	(8,521)	(9,631)

Total operating income	31,578	60,490	71,573
Interest and other income	1,240	5,164	1,529
Interest and other expense	(23,903)	(47,150)	(55,040)

Income from continuing operations before income taxes	8,915	18,504	18,062
Provision for income taxes	2,565	4,724	805

Income from continuing operations	6,350	13,780	17,257
Gain on disposition of discontinued operations, net of income taxes	26,185	—	—
Loss from discontinued operations, net of income tax benefit	—	(8,862)	(3,771)
Extraordinary loss on early retirement of debt, net of income tax benefit	(1,844)	(1,236)	—

Net income	$30,691	$3,682	$13,486

Net cash provided by operating activities	$48,377	$37,033	$40,027

Net cash provided by (used in) investing activities	$7,868	$222,347	$(36,913)

Net cash used in financing activities	$(62,463)	$(257,267)	$(3,244)

EBITDA (loss):
Leisure and recreation	$74,953	$104,206	$115,469
Corporate	(8,585)	(8,226)	(9,460)

Total	$66,368	$95,980	$106,009

Adjusted EBITDA (loss):
Leisure and recreation	$78,405	$116,054	$128,001
Corporate	(8,585)	(8,226)	(9,460)

Total	$69,820	$107,828	$118,541

      Select operating data for the Company for the years ended June 30 is set forth below (in 000’s except operating statistics):

	2002	% Change	2001	% Change	2000

Revenue:
Room revenue	$108,859	(22)%	$139,107	(11)%	$156,607
Non-room related revenue	164,184	(14)%	190,064	(7)%	204,753

Total leisure and recreation revenue	$273,043	(17)%	$329,171	(9)%	$361,360
Operating Statistics:
Available room nights	828,089	(12)%	943,425	(12)%	1,074,672
ADR	$210.43	—	$209.68	—	$209.42
Occupancy	62.5%	(11)%	70.3%	1%	69.6%
Room revenue per available room	$131.46	(11)%	$147.45	1%	$145.73
Total leisure and recreation revenue per available room	$329.73	(5)%	$348.91	4%	$336.25

Leisure and Recreation Revenue

      The Company generates a diversified stream of revenue. Leisure and recreation revenue totaled $273.0 million, $329.2 million and $361.4 million for the years ended June 30, 2002, 2001 and 2000, respectively. Non-room revenue, which represented at least 57% of leisure and recreation revenue for each period presented, was derived from sources such as food and beverage sales, yachting and marina revenue, spa revenue, golf revenue, Premier Club membership fees and dues, retail sales and other resort amenities.

      The $56.1 million decrease in leisure and recreation revenue for the year ended June 30, 2002 compared to the year ended June 30, 2001 was partially because the prior year twelve-month period included $39.9 million in revenue from the Arizona Biltmore Resort & Spa, which was sold in December 2000. In addition, while the same property average daily rate was flat year over year, same property occupancy decreased to 62.5% for the year ended June 30, 2002, from 70.3% for the year ended June 30, 2001, as a result of travel disruption and short-term cancellations of group business in the wake of the September 11, 2001 terrorist attacks and economic recession.

      The $32.2 million decrease in leisure and recreation revenue for the year ended June 30, 2001 compared to the year ended June 30, 2000 followed a decrease in available room nights due to the sale of the Arizona Biltmore Resort & Spa mid-way through the fiscal year in December 2000 accounting for a $53.7 million decrease in revenue. The decrease in revenue resulting from the sale of the Arizona Biltmore Resort & Spa was partially offset by a $21.5 million increase in revenue derived from the Company’s other resort properties.

Leisure and Recreation Operating Expenses

      Cost of leisure and recreation services totaled $123.5 million, or 45% of revenue for the year ended June 30, 2002, $143.6 million, or 44% of revenue, for the year ended June 30, 2001 and $156.6 million, or 43% of revenue, for the year ended June 30, 2000. Cost of services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

      Leisure and recreation selling, general and administrative expenses (“S,G&A”) totaled $74.6 million, or 27% of revenue, for the year ended June 30, 2002, $81.4 million, or 25% of revenue, for the year ended June 30, 2001 and $89.3 million, or 25% of revenue, for the year ended June 30, 2000. Leisure and recreation S,G&A primarily consisted of utility and property costs, real estate taxes, insurance, franchise agreement fees, and administrative salaries and expenses.

      The increase in leisure and recreation cost of services and S,G&A as a percent of revenue for the year ended June 30, 2002, was primarily due to a reduction in revenue following the September 11, 2001 terrorist attacks. While certain reductions were made to both variable cost of services and S,G&A expenses, such as labor costs, by June 30, 2002, management continues to actively work with the Company’s resort managers to substantially reduce the operating costs of each resort. These initiatives include further reducing labor costs and streamlining staffing and service delivery.

      Amortization and depreciation expense totaled $34.6 million, $35.2 million and $34.3 million for the years ended June 30, 2002, 2001 and 2000, respectively. The decrease for the year ended June 30, 2002, compared to the year ended June 30, 2001, was primarily due to a $4.5 million decrease in amortization and depreciation expense, due to the sale of the Arizona Biltmore Resort & Spa, and a $1.0 million decrease because goodwill is no longer subject to amortization pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”, partially offset by an increase in depreciation expense following the completion of several capital projects at the Boca Raton Resort & Club. The increase in amortization and depreciation expense for the year ended June 30, 2001, compared to the year ended June 30, 2000, was primarily due to the completion of several capital projects at the Boca Raton Resort & Club and Registry Resort resulting in additional depreciation expense, partially offset by a $4.2 million decrease in amortization and depreciation expense due to the sale of the Arizona Biltmore Resort & Spa.

Leisure and Recreation Operating Income

      Leisure and recreation operating income totaled $40.4 million, $69.0 million and $81.2 million for the years ended June 30, 2002, 2001 and 2000, respectively. The decrease in leisure and recreation operating income for the year ended June 30, 2002 compared to the year ended June 30, 2001, was due to a $8.0 million decline in operating income resulting from the sale of the Arizona Biltmore Resort & Spa mid-way through the prior fiscal year, together with an overall decrease in operating income from the Company’s other resort properties following the September 11, 2001 terrorist attacks. The decrease in leisure and recreation operating income for the year ended June 30, 2001, compared to the year ended June 30, 2000, was due to a $17.6 million decline in operating income resulting from the sale of the Arizona Biltmore Resort & Spa mid-way through the 2001 fiscal year, offset by an overall increase in operating income from the Company’s other resort properties. (See table of same property operating results under “Results of Operations — Pro Forma to Exclude the Arizona Biltmore Resort & Spa” later herein).

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $8.6 million, $8.2 million and $9.5 million for the years ended June 30, 2002, 2001, and 2000, respectively. The increase in corporate general and administrative expenses for the year ended June 30, 2002, compared to the year ended June 30, 2001, was primarily because of an increase in non-recurring legal costs, partially offset by a decrease in the management fee, equal to 1% of total revenue, payable to Huizenga Holdings, Inc., (“HHI”) a corporation whose sole shareholder is the Company’s Chairman. The decrease in corporate general and administrative expenses for the year ended June 30, 2001, compared to the year ended June 30, 2000, was primarily because of a decline in legal expense and because of a decrease in the management fee payable to HHI. Pursuant to the management services agreement, HHI provides certain administrative, financing, tax, investor relations and strategy related services to the Company. The decrease in total revenue which yielded a decrease in the management fee for the year ended June 30, 2002, compared to the year ended June 30, 2001, was due to decreased demand at the Company’s resorts following the September 11, 2001 terrorist attacks and because of the sale of the Arizona Biltmore Resort & Spa. The decrease in total revenue for the year ended June 30, 2001, compared to the year ended June 30, 2000, was substantially due to the sale of the Arizona Biltmore Resort & Spa.

Interest and Other Income

      Interest and other income totaled $1.2 million, $5.2 million and $1.5 million for the years ended June 30, 2002, 2001 and 2000, respectively. The decrease in interest and other income for the year ended June 30, 2002, compared to the year ended June 30, 2001, was because the Company invested proceeds from the sale of the Arizona Biltmore Resort & Spa in interest bearing time deposit accounts during the prior year until such proceeds were used to reduce higher rate indebtedness. See discussion of Interest and Other Expense to follow.

Interest and Other Expense

      Interest and other expense totaled $23.9 million, $47.2 million and $55.0 million for years ended June 30, 2002, 2001 and 2000, respectively. The Company’s average cost of borrowing was 10.1%, 10.0% and 10% for the years ended June 30, 2002, 2001 and 2000, respectively, while the Company’s average outstanding indebtedness was $235.0 million, $472.0 million and $550.0 million for the years ended June 30, 2002, 2001 and 2000, respectively. The decrease in the average outstanding indebtedness for the year ended June 30, 2002, compared to the year ended June 30, 2001 and 2000, was primarily because the Company reduced debt with the proceeds from the sale of the Arizona Biltmore Resort & Spa and entertainment and sports businesses.

Provision for Income Taxes

      The Company recorded a provision for income taxes totaling $2.6 million, $4.7 million and $805,000 for the years ended June 30, 2002, 2001 and 2000, respectively. During the year ended June 30, 2001, the Company’s provision for income taxes was net of the release of its tax valuation allowance. The Company continued to maintain a tax valuation allowance prior to June 30, 2001 because management believed the Company’s ability to generate future taxable income and realize the deferred tax asset was not “more likely than not” due to the volatility of the entertainment and sports business. This business was subsequently sold and, therefore, the tax valuation allowance was released during the three months ended June 30, 2001.

EBITDA

      EBITDA represents earnings before extraordinary items, interest expense, interest income, income taxes, depreciation, amortization and discontinued operations. EBITDA totaled $66.4 million, $96.0 million and $106.0 million for the years ended June 30, 2002, 2001, and 2000, respectively. The decrease in EBITDA for the year ended June 30, 2002, compared to the year ended June 30, 2001, was because the prior year period included $13.0 million in EBITDA from the Arizona Biltmore Resort & Spa which was sold in December 2000 and because of a decline in revenue and corresponding profits following the September 11, 2001 terrorist attacks. The decrease in EBITDA for the year ended June 30, 2001, compared to the year ended June 30, 2000, was primarily because the year ended June 30, 2000 included an additional $21.8 million in EBITDA from the Arizona Biltmore Resort & Spa, partially offset by an increase in revenue and profits derived at the Company’s other resort properties. (See table of same property operating results under “Results of Operations — Pro Forma to Exclude the Arizona Biltmore Resort & Spa” later herein). EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company’s historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA nor Adjusted EBITDA is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA

      Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred for the periods presented. The net membership fees deferred represents the annual change in deferred revenue arising from the Premier Clubs at the Boca Raton Resort & Club, Naples Grande and Grande Oaks Golf Clubs. See Revenue Recognition for Premier Club Initiation Fees discussed above. Net memberships deferred totaled $3.5 million, $11.8 million and $12.5 million for the years ended June 30, 2002, 2001, and 2000 respectively. The Company opened Naples Grande Golf Club in February 2000, which resulted in strong introductory membership sales for the years ended June 30, 2001 and 2000.

Discontinued Operations

      The Company sold its entertainment and sports business in July 2001 and recognized a gain, net of income taxes, of $26.2 million for the year ended June 30, 2002. Accordingly, the operations have been accounted for as discontinued operations. The losses from discontinued operations were $8.9 million and $3.8 million for the years ended June 30, 2001 and 2000, respectively. The figures for the year ended June 30, 2001 and June 30, 2000 are net of a $5.4 million and $805,000 benefit for income taxes, respectively. The decrease in operating results for the year ended June 30, 2001 compared to the year ended June 30, 2000 was primarily due to a decline in average paid attendance at Panther home games and higher players’ salaries.

      A portion of the Company’s interest expense has been included in discontinued operations based upon its average borrowing cost and the average funds the discontinued operations borrowed from the parent. Certain selling, general and administrative expenses incurred by the Company have also been included in discontinued operations based upon the specific identification method.

Extraordinary Loss on Early Extinguishment of Debt, Net of Income Tax Benefit

      For the year ended June 30, 2002, the Company repurchased $80.1 million principal amount of its 9.875% senior subordinated notes payable and recognized an extraordinary loss of $3.1 million (or $1.8 million, net of a benefit for income taxes). For the year ended June 30, 2001, the Company repurchased $67.0 million principal amount of its 9.875% senior subordinated notes payable and recognized an extraordinary loss of $2.0 million (or $1.2 million, net of a benefit for income taxes). The extraordinary losses represent the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the notes were issued together with the premium paid to acquire the notes.

RESULTS OF OPERATIONS — PRO FORMA TO EXCLUDE THE ARIZONA BILTMORE RESORT & SPA

      The accompanying table for the years ended June 30 (expressed in 000’s) is set forth on a pro forma basis, which excludes the operating results from the Arizona Biltmore Resort & Spa, which was sold in December 2000. Management believes the pro forma information, which is supplemental to the Results of Operations — Historical Comparison, provides readers with a meaningful comparison to the previous year.

	2002	2001

Leisure and recreation revenue	$273,043	$289,315
Operating expenses:
Cost of leisure and recreation services	123,529	126,892
Selling, general and administrative expenses:
Leisure and recreation	74,561	70,784
Corporate	8,585	8,226
Amortization and depreciation:
Leisure and recreation	34,571	30,674
Corporate	219	295

Total operating expenses	241,465	236,871

Operating income (loss):
Leisure and recreation	40,382	60,965
Corporate	(8,804)	(8,521)

Total operating income	$31,578	$52,444

EBITDA:
Leisure and recreation	$74,953	$91,639
Corporate	(8,585)	(8,226)

Total	$66,368	$83,413

	2002	2001

Adjusted EBITDA:
Leisure and recreation	$78,405	$103,487
Corporate	(8,585)	(8,226)

Total	$69,820	$95,261

      Select pro forma operating data for the Company for the year ended June 30 is set forth below (in 000’s except operating statistics):

	2002	2001	% Chg.

Revenue:
Room revenue	$108,859	$122,943	(11)%
Non-room related revenue	164,184	166,372	(1)%

Total leisure and recreation revenue	$273,043	$289,315	(6)%
Operating Statistics:
Available room nights	828,089	817,337	1%
Average daily rate	$210.43	$209.79	—%
Occupancy	62.5%	71.7%	(13)%
Room revenue per available room	$131.46	$150.42	(13)%
Total leisure and recreation revenue per available room	$329.73	$353.97	(7)%

Liquidity

      Unrestricted cash and cash equivalents decreased to $3.7 million at June 30, 2002, from $9.9 million at June 30, 2001 and $7.8 million at June 30, 2000. The major components of the change are discussed below.

Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $48.4 million, $37.0 million and $40.0 million during the years ended June 30, 2002, 2001 and 2000, respectively. The increase in cash flow from operating activities during the year ended June 30, 2002 compared to the year ended June 30, 2001 was primarily because the Company incurred no cash operating deficits from discontinued operations due to the disposition of the entertainment and sports business in July 2001, partially offset by a decrease in cash flow from its resorts primarily due to the impact of the events of September 11, 2001. The decrease in cash flow from operating activities during the year ended June 30, 2001, compared to the year ended June 30, 2000, was primarily the result of an increase of $9.8 million in income taxes paid, offset by an increase in cash derived from the Company’s resorts. The income taxes paid during the year ended June 30, 2001 included certain estimated quarterly tax payments for fiscal 2001, as well as actual income taxes incurred for fiscal 2000.

Net Cash Provided by (Used in) Investing Activities

      Net cash provided by investing activities amounted to $7.9 million and $222.3 million during the years ended June 30, 2002 and 2001, respectively, compared to net cash used in investing activities of $36.9 million during the year ended June 30, 2000. The change was largely because of the Company’s disposition activities. During the year ended June 30, 2002, the Company received $75.1 million from the sale of the entertainment and sports business, while during the year ended June 30, 2001 the Company received $279.0 million in net proceeds from the disposition of the Arizona Biltmore Resort & Spa. Other changes in investing activities are discussed below.

      Capital expenditures totaled $67.0 million, $60.8 million, $63.1 million during the years ended June 30, 2002, 2001 and 2000, respectively. During the year ended June 30, 2002, the Company completed construction on various projects at the Boca Raton Resort & Club including a marina hotel with 112 new water-view rooms, additional meeting space and marina slips (the “Yacht Club”), which opened in January 2002 and a new 50,000 square foot state-of-the-art spa complex (the “Spa Palazzo”), as well as, a new golf clubhouse with casual restaurant, which opened in December 2001. During the year ended June 30, 2001, the Company commenced work on the Yacht Club, Spa Palazzo and golf clubhouse at the Boca Raton Resort & Club, as well as completed a new Tuscan style restaurant and retail pavilion, which opened in November 2000. During the year ended June 30, 2001, the Company also completed a new pool/aquatic center, 6,000 square feet of additional conference space and enhancements to the beach facility and boardwalk at the Registry Resort and renovated the 296 guestrooms at the Bahia Mar Resort and Yachting Center. During the year ended June 30, 2000, capital spending primarily related to the construction of a guest parking facility and commencement of a luxury guestroom renovation at the Boca Raton Resort & Club, golf related improvements at the Naples Grande golf course and the acquisition of commercial property located near the Company’s Fort Lauderdale resorts.

      Restricted cash totaled $721,000, $500,000 and $10.2 million at June 30, 2002, 2001 and 2000, respectively. At June 30, 2002 and 2001, restricted cash primarily consisted of purchased guarantees (letters of credit) that ensure the Company’s payment to third parties under certain lease agreements. At June 30, 2000, restricted cash primarily related to escrow accounts maintained in accordance with the terms of mortgage-note agreements, which notes were subsequently paid by the Company.

      Cash used in investing activities from discontinued operations totaled $2.3 million during the year ended June 30, 2001. Cash provided by investing activities from discontinued operations totaled $8.7 million during the year ended June 30, 2000 and included a $10.5 million termination fee pursuant to the termination of the Miami Arena Contract, a portion of which was paid to vendors and third party investors. See Note 14 to the Consolidated Financial Statements included later herein. No cash was generated from investing activities from discontinued operations during the year ended June 30, 2002 as this business was sold in July 2001.

Net Cash Used in Financing Activities

      Net cash used in financing activities totaled $62.5 million, $257.3 million and $3.2 million during the years ended June 30, 2002, 2001 and 2000, respectively. Cash flows for each period primarily represent borrowings under credit facilities, net of the repayment of indebtedness (including the repurchase of senior subordinated notes) and sales/repurchases of Class A Common Stock. During the year ended June 30, 2001 a substantial amount of indebtedness was repaid, and Class A Common Stock repurchased, using a portion of the proceeds from the sale of the Arizona Biltmore Resort & Spa.

Capital Resources

      The Company’s capital resources are provided from both internal and external sources. The primary capital resources from internal operations include (1) room rentals, food and beverage sales, retail sales, spa revenue, golf revenue, tennis revenue, marina and conference services at the resorts and (2) Premier Club memberships. The primary external sources of liquidity have been the issuance of debt securities and borrowing under term loans and credit lines.

      As of July 31, 2002, the Company had $24.7 million outstanding under its revolving credit line (which matures on October 31, 2003) and had $91.6 million in immediate availability. As a result of the current availability under this credit line and expected cash from operations, management believes the Company has sufficient funds to continue its capital maintenance and expansion plans and support on-going operations, including meeting debt service obligations as they come due.

Working Capital

      Current liabilities exceeded current assets by $16.2 million at June 30, 2002, compared to positive working capital of $45.5 million at June 30, 2001. The change is primarily because the Company used cash to repurchase $80.1 million principal amount of 9.875% senior subordinated notes during the year ended June 30, 2002, which would have otherwise matured in April 2009. However, the ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a revolving credit line that represents an additional and immediate potential source of liquidity. See “Capital Resources”.

Forward Looking Statements

      Some of the information in this report may contain forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial position or state other “forward-looking” information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors include certain known and unknown risks and uncertainties, and could cause the Company’s actual results to differ materially from those contained in any forward looking statement.

      These risk factors have been previously described and include, among others, risks relating to travel, including a change in travel patterns resulting from slowing economic conditions, a change in corporate policies relating to group meetings and air or other travel disruption; risks associated with construction and development at the Company’s properties; competition in the Company’s principal business; the availability of financing on terms suitable to the Company and the Company’s dependence on key personnel.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      Not applicable.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Boca Resorts, Inc.:

      We have audited the accompanying consolidated balance sheet of Boca Resorts, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boca Resorts, Inc. and subsidiaries at June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Miami, Florida

August 12, 2002

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,

August 6, 2001.

      This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Boca Resorts Inc.’s filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 1999 have not been included in the accompanying financial statements.

BOCA RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30,

	2002	2001

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,691	$9,909
Restricted cash	721	500
Accounts receivable, net	21,591	23,415
Inventory	6,433	7,232
Current portion of Premier Club notes receivable	3,382	4,009
Other current assets	3,223	6,003
Net assets of discontinued operations	—	45,711

Total current assets	39,041	96,779
Property and equipment, net	822,630	792,094
Intangible assets, net	34,518	34,518
Long-term portion of Premier Club notes receivable	7,410	8,224
Other assets	13,137	14,517

Total assets	$916,736	$946,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,222	$32,402
Current portion of deferred revenue and advance deposits	22,355	18,683
Net liabilities of discontinued operations	2,436	—
Current portion of credit line and note payable	227	209

Total current liabilities	55,240	51,294
Credit line and note payable	18,793	342
Deferred revenue, net of current portion	38,073	35,479
Other liabilities	9,695	10,160
Deferred income taxes	30,052	32,436
Senior subordinated notes payable	192,895	272,960
Premier Club refundable membership fees	55,716	57,818
Commitments and contingencies (Note 12)
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,538,479 and 39,621,027 shares issued and outstanding at June 30, 2002 and 2001, respectively	395	396
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at June 30, 2002 and 2001	3	3
Contributed capital	464,565	464,626
Retained earnings	51,309	20,618

Total shareholders’ equity	516,272	485,643

Total liabilities and shareholders’ equity	$916,736	$946,132

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,

	2002	2001	2000

	(In thousands, except per share data)
Leisure and recreation revenue	$273,043	$329,171	$361,360
Operating expenses:
Cost of leisure and recreation services	123,529	143,567	156,620
Selling, general and administrative expenses	83,146	89,624	98,731
Amortization and depreciation	34,790	35,490	34,436

Total operating expenses	241,465	268,681	289,787

Operating income	31,578	60,490	71,573
Interest and other income	1,240	5,164	1,529
Interest and other expense	(23,903)	(47,150)	(55,040)

Income from continuing operations before income taxes	8,915	18,504	18,062
Provision for income taxes	2,565	4,724	805

Income from continuing operations	6,350	13,780	17,257
Gain on disposition of discontinued operations, net of income taxes	26,185	—	—
Loss from discontinued operations, net of benefit for income taxes	—	(8,862)	(3,771)
Extraordinary loss on early extinguishment of debt, net of benefit for income taxes	(1,844)	(1,236)	—

Net income	$30,691	$3,682	$13,486

Basic net income per share:
Income from continuing operations	$0.16	$0.34	$0.42
Income (loss) from discontinued operations	0.66	(0.22)	(0.09)
Extraordinary loss on early extinguishment of debt	(0.05)	(0.03)	—

Net income per share — basic	$0.77	$0.09	$0.33

Diluted net income per share:
Income from continuing operations	$0.16	$0.34	$0.42
Income (loss) from discontinued operations	0.65	(0.22)	(0.09)
Extraordinary loss on early extinguishment of debt	(0.05)	(0.03)	—

Net income per share — diluted	$0.76	$0.09	$0.33

Shares used in computing net income per share — basic	39,793	40,317	40,861

Shares used in computing net income per share — diluted	40,551	40,958	40,868

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A		Class B
	Common Stock		Common Stock

	Number		Number				Total
	of		of		Contributed	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

	(In thousands)
Balance, June 30, 1999	40,551	$406	255	$3	$486,421	$3,450	$490,280
Net income	—	—	—	—	—	13,486	13,486
Warrant activity	—	—	—	—	(1,080)	—	(1,080)
Stock issued in acquisitions	50	—	—	—	539	—	539
Tax effect of stock issuance to acquire an asset	—	—	—	—	(1,078)	—	(1,078)
Exercise of stock options	5	—	—	—	47	—	47

Balance, June 30, 2000	40,606	406	255	3	484,849	16,936	502,194
Net income	—	—	—	—	—	3,682	3,682
Repurchase of Class A
Common Stock	(593)	(6)	—	—	(6,821)	—	(6,827)
Tax effect of stock issuance to acquire an asset	—	—	—	—	(4,561)	—	(4,561)
Expiration of exchange rights	(448)	(4)	—	—	(9,639)	—	(9,643)
Exercise of stock options	56	—	—	—	546	—	546
Other stock option activity	—	—	—	—	252	—	252

Balance, June 30, 2001	39,621	396	255	3	464,626	20,618	485,643
Net income	—	—	—	—	—	30,691	30,691
Repurchase of Class A Common Stock	(235)	(2)	—	—	(2,303)	—	(2,305)
Exercise of stock options	148	1	—	—	1,437	—	1,438
Other stock option activity	4	—	—	—	805	—	805

Balance, June 30, 2002	39,538	$395	255	$3	$464,565	$51,309	$516,272

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30,

	2002	2001	2000

	(In thousands)
Operating activities:
Net income	$30,691	$3,682	$13,486
Extraordinary loss on early extinguishment of debt, net of benefit for income taxes	1,844	1,236	—
Adjustments to reconcile income before extraordinary loss, net of benefit for income taxes, to net cash provided by operating activities:
Amortization and depreciation	34,790	35,490	34,436
Gain on disposition of discontinued operations, net of income taxes	(26,185)	—	—
Loss from discontinued operations, net of benefit for income taxes	—	8,862	3,771
Imputed interest on indebtedness with no stated rate	—	725	1,868
Provision for deferred income taxes	2,384	3,207	3,214
Changes in operating assets and liabilities
Accounts receivable	1,824	(5,701)	(5,014)
Other assets	3,327	(1,788)	(595)
Accounts payable and accrued expenses	(541)	(5,644)	(6,531)
Deferred revenue and other liabilities	243	3,014	5,619
Net assets from discontinued operations	—	(6,050)	(10,227)

Net cash provided by operating activities	48,377	37,033	40,027

Investing activities:
Capital expenditures	(66,965)	(60,778)	(63,090)
Change in restricted cash	(221)	6,415	21,510
Net proceeds from the disposition of discontinued operations	75,054	—	—
Net proceeds from the sale of the Arizona Biltmore Resort & Spa	—	278,968	—
Cash used in business acquisitions	—	—	(4,016)
Cash provided by (used in) investing activities from discontinued operations	—	(2,258)	8,683

Net cash provided by (used in) investing activities	7,868	222,347	(36,913)

Financing activities:
Borrowings under credit facilities	43,195	38,430	43,753
Payments under long-term debt agreements and credit facilities	(24,726)	(222,376)	(46,929)
Repurchases of 9.875% senior subordinated notes payable	(80,065)	(67,040)	—
Repurchases of common stock	(2,305)	(6,827)	—
Proceeds from exercise of stock options	1,438	546	47
Cash used in financing activities from discontinued operations	—	—	(115)

Net cash used in financing activities	(62,463)	(257,267)	(3,244)

Cash provided by (used in) continuing operations	(81,272)	1,559	(2,242)
Cash provided by discontinued operations	75,054	554	2,112
Cash and cash equivalents, at beginning of period	9,909	7,796	7,926

Cash and cash equivalents, at end of period	$3,691	$9,909	$7,796

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

      As discussed in Note 5, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club (the “Panthers”) and related arena management operations on July 25, 2001. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of this discontinued operation. In addition, the Company sold the Arizona Biltmore Resort & Spa on December 22, 2000.

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

Cash and Cash Equivalents/Restricted Cash

      Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. At June 30, 2002 and 2001, restricted cash primarily consisted of purchased guarantees (letters of credit) that ensure the Company’s payment to third parties under certain lease agreements. Concentration of credit risk and market risk associated with cash, cash equivalents and restricted cash are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short-term nature.

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

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premier Club Notes Receivable

      Premier Club notes receivable are carried at cost. The accrual of interest income is suspended on all notes receivable when principal or interest payments are more than three months contractually past due and is not resumed until such loans become contractually current. The amount of loans more than three months contractually past due was not material at June 30, 2002. The Company performs credit evaluations of customers who finance their Premier Club membership and generally does not require additional security or establish a significant allowance for uncollectible balances.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of items that do not extend the service life or increase the capacity of assets are charged to expense as incurred. Significant additions, along with interest incurred during the construction period for expansion at the Company’s resorts, are capitalized. Interest has been capitalized using the average borrowing rate of the Company. Interest capitalized for the years ended June 30, 2002, 2001 and 2000 totaled $1.9 million, $1.1 million and $2.8 million, respectively. Depreciation and amortization has been computed using the straight-line method over the following estimated useful lives:

Years

Building and improvements	40
Land improvements	15
Leasehold improvements	5-20
Furniture, fixtures and equipment	3-7

Debt Issuance Costs

      Costs associated with obtaining financing have been capitalized and are amortized on a straight-line basis (which approximates the effective interest method) over the terms of the related debt. Debt issuance costs are charged off to the extent the related indebtedness is permanently retired. See Note 9 to the Consolidated Financial Statements. Debt issuance costs are included in other assets in the accompanying Consolidated Balance Sheets.

Intangible Assets

      Intangible assets consist of goodwill, which represents the excess of the cost over the fair value of net assets of the acquired business. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which states, among other things, that goodwill is no longer subject to amortization over its estimated useful life. Under the provisions of SFAS No. 142, goodwill that is not subject to amortization will be tested for impairment annually at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tested for potential impairment, both upon adoption of SFAS No. 142 and annually as of July 1, 2002, by determining whether the carrying amount of a reporting unit exceeded its fair value. The Company had no impairment of goodwill during the year ended June 30, 2002 or at July 1, 2002. During the years ended June 30, 2001 and 2000 goodwill was amortized on a straight-line basis over 40 years. The following table sets forth reported net

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and earnings per share, as adjusted to exclude goodwill amortization expense for the years ended June 30 (in 000’s, except per share amounts):

	2001	2000

Income from continuing operations, as reported	$13,780	$17,257
Add back of amortization expense, net of taxes	976	1,365

Income from continuing operations, as adjusted	$14,756	$18,622

Net income, as reported	$3,682	$13,486
Add back of amortization expense, net of taxes	976	1,365

Net income, as adjusted	$4,658	$14,851

Earnings per common share from continuing operations (basic and diluted), as reported	$0.34	$0.42

Earnings per common share from continuing operations (basic), as adjusted	$0.37	$0.46

Earnings per common share from continuing operations (diluted), as adjusted	$0.36	$0.46

Earnings per common share (basic and diluted), as reported	$0.09	$0.33

Earnings per common share (basic), as adjusted	$0.12	$0.36

Earning per common share (diluted), as adjusted	$0.11	$0.36

Accounting for Impairment of Long-Lived Assets

      The carrying value of long-lived assets is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds fair value. Fair value is determined using management’s best estimate of the discounted net operating cash flows over the remaining life of the assets.

Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amounts of Premier Club notes receivable and credit line and notes payable approximates fair value based on discounted future cash flows. The carrying amount of the Company’s senior subordinated notes payable at June 30, 2002 is $192.9 million, compared to an estimated fair value of $198.9 million, which is based on the quoted market price as of June 28, 2002 (the last business day in June) in the over-the-counter bond market. The fair value of Premier Club refundable membership fees cannot be reasonably estimated based on the uncertainty of the maturity.

Revenue Recognition

      Revenue associated with room rentals, food and beverage sales and other recreational amenities use at the Company’s resort properties is recognized when services are rendered. Deferred revenue arises as a normal part of business for advance payments for resort accommodations, club membership dues and club initiation fees. Annual membership dues from the Company’s Premier Clubs are recognized ratably over the membership year. Revenue from Premier Club initial membership fees originated after December 31, 1997 is deferred and recognized ratably over the average expected life of the memberships, which has been estimated to be eight years. The average estimated life is based on management’s best estimate using Company specific historical information. The Company has not changed the estimated life used to recognize the Premier Club

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

membership initiation fees since adoption in January 1998 (when Premier Club membership initiation fees became nonrefundable), but would revise such estimate if, in management’s opinion, changing trends in membership experience warrant such a change.

      Initiation fees relating to club memberships originated prior to December 31, 1997 are fully refundable and, accordingly, are reflected as a liability captioned Premier Club refundable membership fees in the accompanying Consolidated Balance Sheets. See Note 10.

Advertising Expense

      The Company expenses advertising costs the first time the advertising takes place. Advertising expense was $4.2 million, $5.3 million and $7.0 million for the years ended June 30, 2002, 2001 and 2000, respectively. Prepaid advertising for each of the periods presented was not material.

Costs of Start-Up Activities

      Pre-operating, pre-opening, research and development and organization costs are expensed as incurred.

Income Taxes

      The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. See Note 15.

Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and as interpreted in Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” and, accordingly, recognizes no compensation expense in connection with stock option grants made to employees. See Note 11.

Earnings Per Common Share

      SFAS No. 128, “Earnings Per Share” requires a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. Warrants totaling 325,000 for the years ended June 30, 2002, 2001 and 2000 were antidilutive and have been excluded. The following table sets forth weighted average shares used to compute basic and diluted earnings per share (in 000’s):

	2002	2001	2000

Basic weighted average shares outstanding	39,793	40,317	40,861
Stock options	758	641	7

Diluted weighted average shares outstanding	40,551	40,958	40,868

Shareholders’ Equity

      The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. The Company’s Chairman,

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H. Wayne Huizenga, owns all the shares of Class B common stock giving him 98.5% of the voting control of the Company’s common stock.

      The Company acquired the Boca Raton Resort & Club in June 1997 in exchange for (1) 272,303 shares of Class A Common Stock, (2) rights to acquire 4,242,586 shares of Class A Common Stock for no additional consideration and with no conditions for issuance of the shares to occur and (3) warrants to purchase 869,810 shares of Class A Common Stock at a purchase price of $29.01 per share. The warrants expired in December 1999 and the predecessor owners had the ability to exchange their rights for Class A common stock at any time through April 30, 2001. The holders of exchange rights had no entitlements to distributions of profits, losses or cash flows from the Boca Raton Resort & Club.

      The exchange rights, together with the common stock and warrants, were accounted for as part of the purchase price for this acquisition pursuant to APB Opinion No. 16, “Business Combinations” with the exchange rights being reflected as issued because all conditions occurred necessary for issuance of the shares and because the Company believed beyond a reasonable doubt that all predecessor owners would exchange their partnership interests for freely tradable Class A Common Stock of the Company since there was an economic disincentive not to exchange.

      As of April 30, 2001, approximately 90% of the exchange rights were exercised leaving just 447,892, expired and unexercised. Upon issuance of the shares relating to rights that were exercised, the tax effect of the book-tax bases difference resulting from the exchange is reflected as an adjustment to contributed capital in the accompanying Consolidated Statements of Shareholders’ Equity. At June 30, 2001, shareholders’ equity was reduced to exclude the 447,892 expired, unexercised exchange rights based on the initial per share allocation of purchase price and a corresponding liability (reflected in “Other liabilities” in the accompanying Consolidated Balance Sheets) was recorded to reflect the outside proportionate minority interest.

Treasury Stock

      In May 2001, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of its outstanding Class A Common Stock over the ensuing 24 months. As of June 30, 2002, the Company had repurchased 827,466 shares of Class A Common Stock for $9.1 million. The Company accounts for repurchases of its Class A Common Stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

Comprehensive Income

      Comprehensive income was the same as net income for the years ended June 30, 2002, 2001 and 2000.

Impact of Recently Issued Accounting Standards

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The new rules provide a single accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. This statement also modifies accounting and disclosure requirements for discontinued operations. The adoption of SFAS No. 144 is not anticipated to have a material impact on the Company’s results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Under SFAS No. 4 all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4 and, thus, gains and losses from extinguishment of debt should

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be classified as extraordinary items only if they meet the criteria in APB Opinion 30, “Reporting the Results of Operations — Discontinued Events and Extraordinary Items”. Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item, shall be reclassified. Accordingly, upon adoption of SFAS No. 145, the Company will reclassify extraordinary losses resulting from the early extinguishment of debt associated with previous periods to recurring operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 is not anticipated to have a material impact on the Company’s results of operations or financial position.

3. Supplemental Cash Flow Information

Interest and Income Taxes Paid

      Interest paid totaled $25.1 million, $48.3 million and $53.1 million during the years ended June 30, 2002, 2001 and 2000, respectively. Income taxes paid totaled $3.1 million, $9.9 million and $54,000 during the years ended June 30, 2002, 2001 and 2000, respectively. The Company also paid approximately $18.8 million in estimated income taxes relating to its gain on the disposition of the entertainment and sports business during the year ended June 30, 2002. The income taxes paid during 2001 included certain estimated quarterly tax payments for fiscal 2001 as well as actual income taxes incurred for fiscal 2000. See Note 15.

Non-Cash Investing and Financing Activities

      The Company sold the Arizona Biltmore Resort & Spa in December 2000. In connection with such transaction, the buyer of the property assumed indebtedness totaling $59.4 million. The Company issued shares of Class A Common Stock totaling 50,000 (which were valued at $539,000) in connection with business acquisitions during the year ended June 30, 2000.

4. Premier Club Notes Receivable

      The Company offers internal financing to qualified purchasers of Premier Club memberships. Premier Club notes receivable generally carry repayment terms that range from two to six years, are unsecured, and bear interest at fixed interest rates (which rates are believed to be indicative of rates at which similar loans with similar maturities would be made to borrowers with similar credit risk). Financed portions of initial

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

membership fees may be prepaid without penalty at any time during the financing term. Based on the terms of the agreements, the membership notes will be collected as follows (in 000’s):

2003	$3,382
2004	2,861
2005	2,112
2006	1,496
2007	791
Thereafter	150

$10,792

5. Discontinued Operations and Divestiture

      On July 25, 2001, the Company sold its entertainment and sports business. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.3 million secured promissory note (which was paid January 25, 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond which the purchasers are in the process of securing. The purchasers have given the Company written assurances that the off-balance sheet contingencies shall be fully assumed not later than December 16, 2002. The net proceeds from the sale of the business after payment of disposal costs and income taxes will exceed $70.0 million and the gain on disposition was $26.2 million. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of this discontinued operation. Operating losses totaling $2.9 million from the measurement date through June 30, 2001 were deferred and were recognized during the quarter ended September 30, 2001 (the quarter in which the gain on sale was recognized). A portion of the Company’s interest expense has been included in discontinued operations during the years ended June 30, 2001 and 2000 based upon its average borrowing cost and the average funds the discontinued operations borrowed from the parent. Certain selling, general and administrative expenses incurred by the Company have also been included in discontinued operations during the years ended June 30, 2001 and 2000 based upon the specific identification method. Summary operating results of the discontinued operations for the years ended June 30 are as follows (in 000’s):

	2001	2000

Revenue	$55,213	$60,187
Loss from discontinued operations before income taxes	$(14,217)	$(4,576)
Benefit (provision) for income taxes	5,355	805

Loss from discontinued operations	$(8,862)	$(3,771)

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net liabilities of discontinued operations totaling $2.4 million in the Consolidated Balance Sheets at June 30, 2002 consists of estimated income taxes payable and other disposal costs. The net assets of the discontinued operations in the Consolidated Balance Sheets at June 30, 2001 include the following (in 000’s):

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

      On December 22, 2000, the Company executed a definitive agreement and closed on the sale of the Arizona Biltmore Resort & Spa for $335.0 million, plus certain working capital adjustments. The Company received $283.0 million in gross cash proceeds and the buyer of the property assumed $59.4 million in indebtedness. The net proceeds from the asset sale amounted to $279.0 million and was substantially used to repay indebtedness. The gain on the asset sale was nominal and is included in interest and other income in the Consolidated Statement of Operations for the year ended June 30, 2001. The Company was contingently liable for certain litigation relating to the Arizona Biltmore Resort & Spa, which was paid in July 2002 for $2.9 million. Such amount is included in accounts payable and accrued liabilities at June 30, 2002 in the accompanying Consolidated Balance Sheet. A portion of the Company’s interest expense has been included in the operating results of the Arizona Biltmore Resort & Spa during the years ended June 30, 2001 and 2000 based upon the debt balance attributable to its operations. Certain selling, general and administrative expenses incurred by the Company during the years ended June 30, 2001 and 2000 have also been included in the operating results of the Arizona Biltmore Resort & Spa based upon the specific identification method. Summary operating results of the Arizona Biltmore Resort & Spa for the period owned during the years ended June 30 are as follows (in 000’s):

	2001	2000

Revenue	$39,856	$93,616
Operating income	8,446	26,072

6. Property and Equipment, net

      A summary of property and equipment at June 30 is as follows (in 000’s):

	2002	2001

Land and land improvements	$285,933	$283,546
Buildings and improvements	544,579	482,187
Furniture, fixtures and equipment	110,598	87,954
Construction in progress	4,733	22,566

	945,843	876,253
Less: accumulated depreciation and amortization	(123,213)	(84,159)

	$822,630	$792,094

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization expense on property and equipment included in the Consolidated Statements of Operations was approximately $34.8 million, $33.8 million and $32.0 million for the years ended June 30, 2002, 2001 and 2000, respectively.

7. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of June 30 consists of the following (in 000’s):

	2002	2001

Accrued payroll and related costs	$7,546	$7,439
Accounts payable	6,404	6,900
Accrued property taxes	4,688	4,528
Other accrued liabilities	4,525	6,619
Accrued interest payable	4,159	5,690
Accrued legal settlements	2,900	—
Income taxes payable	—	1,226

	$30,222	$32,402

8. Credit Line and Note Payable

      Credit line and note payable at June 30 is as follows (in 000’s):

	2002	2001

Revolving credit facility with bank, variable interest rate, 4.84% at June 30, 2002, due on October 31, 2003	$18,695	$—
Capital lease on operating equipment, fixed interest rate of 8.0%, due on November 15, 2003	325	551

Total outstanding including current portion	$19,020	$551

      The Company’s revolving credit line requires the maintenance of customary capital expenditure reserves for the replacement of assets. In addition, the Company is required to comply with certain covenants, including without limitation, requirements to maintain a minimum net worth and maintain certain leverage ratios. The Company was in compliance with these covenants at June 30, 2002. The Company’s availability under its revolving credit line at June 30, 2002 was $99.9 million. Minimum principal payments required on the Company’s credit line and note payable for fiscal years subsequent to 2002 are as follows (in 000’s):

2003	$227
2004	18,793

$19,020

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

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the years ended June 30, 2002 and 2001, the Company repurchased $80.1 million and $67.0 million principal amount of Notes, respectively, and recognized an extraordinary loss of $3.1 million (or $1.8 million, net of a benefit for income taxes) and $2.0 million (or $1.2 million, net of a benefit for income taxes), respectively. The extraordinary losses represent the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the Notes were issued together with the premium paid to acquire the Notes.

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

      Each subsidiary guarantor is 100% owned by the parent, with the exception of a minor subsidiary in which there is a 1% minority interest (and the Company has an unconditional purchase option to acquire such minority interest for $1,000) and a subsidiary in which the outside minority interest holders have no practical entitlements to profits, losses or cash flow of such subsidiary. In addition, the parent company has no independent assets or operations, the guarantees are full and unconditional and joint and several, and all subsidiaries of the parent company are Subsidiary Guarantors.

      The Notes contain certain covenants limiting the Company’s ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets. Additionally, certain asset sales or specific kinds of change of control may require the Company to offer to repurchase the Notes. The Company was in compliance with these covenants at June 30, 2002.

10. Premier Club Refundable Membership Fees

      Fully paid initiation fees associated with Premier Club memberships at the Boca Raton Resort & Club executed prior to December 31, 1997 are refundable upon the death of a member or a member’s spouse and upon the expiration of the 30-year membership term (subject to renewal at the member’s option). The fee is also refundable upon a member’s resignation from the Premier Club, but only out of the proceeds of subsequent new members to join the Premier Club following refund of all previously resigned members’ fees. If any member paying over time suspends payment, amounts paid to date are forfeited and recognized as income. Amounts forfeited to date have not been material. Premier Club refundable membership fees of approximately $55.7 million and $57.8 million at June 30, 2002 and 2001, respectively, have been reflected as a non-current liability in the accompanying Consolidated Balance Sheets.

11. Stock Options

      The Company has a stock option plan under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plan are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over a four-year period on the annual anniversary of the date of grant. A summary of stock option transactions for the three years ended June 30, 2002 is as follows:

				Weighted
	Number of	Number of		Average	Number of
	Shares	Options	Range in	Exercise	Options
	Reserved	Outstanding	Option Prices	Price	Exercisable

Balance at June 30, 1999	502,502	4,454,884	$9.31 - $27.30	$15.53	1,247,273
Additional shares reserved under plan	2,500,000	—	—	—
Granted	(855,000)	855,000	$9.50 - $ 9.75	$9.73
Exercised	—	(4,702)	$10.00	$10.00
Forfeited	162,538	(162,538)	$9.75 - $27.30	$14.63

Balance at June 30, 2000	2,310,040	5,142,644	$9.31 - $26.38	$14.56	2,269,633
Granted	(1,140,000)	1,140,000	$13.69	$13.69
Exercised	—	(55,613)	$9.31 - $10.00	$9.82
Forfeited	71,062	(71,062)	$9.31 - $13.69	$10.82

Balance at June 30, 2001	1,241,102	6,155,969	$9.31 - $26.38	$14.49	3,480,986
Granted	(913,000)	913,000	$9.32 - $11.95	$9.52
Exercised	—	(148,289)	$9.31 - $10.00	$9.70
Forfeited	388,750	(388,750)	$9.31 - $26.38	$14.04

Balance at June 30, 2002	716,852	6,531,930	$9.31 - $26.38	$13.92	4,350,657

      The weighted average exercise price and weighted average remaining contractual life of the Company’s outstanding options at June 30, 2002 is set forth below.

		Weighted			(Vested Only)
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$9.31 - $13.69	4,395,189	7.4 years	$10.57	2,213,916	$10.21
$16.63 - $19.19	1,234,904	5.5 years	$17.39	1,234,904	$17.39
$21.13 - $26.38	901,837	4.9 years	$25.50	901,837	$25.50

	6,531,930		$13.92	4,350,657

      Pro forma information relating to net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the year ended June 30:

	2002	2001	2000

Pro forma net income (loss)	$28,830,000	$(730,000)	$8,390,000
Pro forma net income (loss) per share	$0.71	$(0.02)	$0.21
Pro forma weighted average fair value of options granted	$4.44	$5.41	$6.99
Risk free interest rate	1.50%	4.00%	6.00%
Expected lives	6 years	6 years	6 years
Expected volatility	30%	30%	30%

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies

     Capital Expenditures

      At June 30, 2002, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $6.6 million associated with capital projects at the Boca Raton Resort & Club, the Registry Resort at Pelican Bay and the Radisson Bahia Mar Resort and Yachting Center.

     Leases

      The Company leases the site of the Radisson Bahia Mar Resort and Yachting Center from the City of Fort Lauderdale under an operating lease, which has a term through August 31, 2062. Under the lease agreement, the Company is required to pay annual rent equal to the greater of a percentage (4.0% through September 30, 2012 and 4.25% thereafter) of annual gross operating revenue, as defined, or a $300,000 minimum annual rent (potentially escalating after September 2037). Rent expense under this lease totaled $780,000, $891,000 and $850,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The lease agreement also requires the Company to set aside 3% of Bahia Mar’s revenue annually, as defined in the lease agreement, for the purchase, replacement and upgrade of furniture, fixtures and equipment. All such restricted funds have been spent on their required purpose through June 30, 2002.

      Future minimum lease obligations under various noncancellable operating leases with initial terms in excess of one year at June 30, 2002 (including the lease described in the preceding paragraph) are as follows (in 000’s):

2003	$1,536
2004	917
2005	671
2006	386
2007	329
Thereafter	16,500

$20,339

     Letters of Credit

      As of June 30, 2002, the Company has two letters of credit, which secure two operating leases. The letters of credit are collateralized by certificates of deposit totaling $500,000, which matured and were rolled over in August 2002 and are included in restricted cash in the accompanying Consolidated Balance Sheets.

     Employment Agreements

      The Company entered into employment agreements with certain resort personnel that expire at various dates through October 2004. The terms of these employment agreements require future payments, excluding bonuses, at June 30, 2002 as follows (in 000’s):

2003	$791
2004	425
2005	123

$1,339

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

13. License and Franchise Agreements

      Upon the acquisition of the Hyatt Regency Pier 66 Hotel and Marina, the Company assumed the rights of a franchise agreement with Hyatt Franchise Corporation (“Hyatt”). The franchise agreement expires in November 2014 with various early termination provisions and liquidated damages for early termination. The agreement provides for payments of monthly royalty fees equal to 5.0% of gross room revenue. The agreement also provides for the payment of certain Hyatt “allocable chain expenses” primarily relating to sales and marketing. Aggregate Hyatt royalty fees and chain expenses amounted to $1.4 million, $1.6 million and $1.4 million for the years ended June 30, 2002, 2001 and 2000, respectively. The agreement also requires maintenance of a customary reserve for replacement of furniture, fixtures and equipment equal to 4.0% of gross room revenue. All such restricted funds have been spent for their required purpose through June 30, 2002.

      Upon the acquisition of Radisson Bahia Mar Resort and Yachting Center, the Company assumed the rights of a ten-year license agreement with Radisson Hotels International, Inc. (“Radisson”), which expires in July 2004. The terms of the agreement allow the Company to operate the resort using the Radisson system. Annual fees payable to Radisson pursuant to the agreement equal 5.0% of gross room revenue. Fees paid to Radisson pursuant to the license agreement totaled $383,000, $469,000 and $469,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Related Party Transactions

      The following is a summary of certain agreements and transactions between or among the Company and certain related parties. It is the Company’s policy to enter into any such transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. Based on management’s experience and the terms of the Company’s transactions with unaffiliated parties, it is management’s belief that all of the transactions described below involving the Company met that standard at the time such transactions were effected.

      The Company paid a management fee to Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company’s Chairman, H. Wayne Huizenga, equal to 1% of total revenue, or approximately $2.7 million, $3.7 million and $4.1 million for the years ended June 30, 2002, 2001 and 2000, respectively. Following the resignation of Richard C. Rochon as President of the Company (where he served without salary), and as President of Huizenga Holdings, Inc., the management agreement was amended to limit the management fee payable for the fiscal year ending on June 30, 2003 to the lesser of 1% of total revenue, or $1.9 million. The limit on the management fee for the fiscal year ending June 30, 2003 is principally due to Mr. Rochon’s recent resignations. It is anticipated that the management agreement and fee will continue to be reviewed annually by the Company. Pursuant to the agreement, Huizenga Holdings, Inc. primarily provides certain administrative, financing, tax, investor relations and strategy related services to the Company.

      The Company paid Callaghan & Partners, Ltd. $326,000, $448,000 and $501,000 during the years ended June 30, 2002, 2001 and 2000, respectively. The Company was obligated to pay Callaghan & Partners, Ltd. 1.5% of the budgeted construction and development cost of certain approved projects. As of June 30, 2002, there were no unpaid amounts associated with such approved projects. Dennis J. Callaghan, a director of the Company, is President of Callaghan & Partners, Ltd., an entity founded by Mr. Callaghan to acquire, develop, finance, renovate and manage resorts, hotels and residential and commercial properties in the United States and abroad.

      Until June 30, 2000, Leisure Management International, Inc. (“LMI”), an entity that was 50% owned by Mr. Huizenga, managed the Miami Arena under a management agreement with Decoma Miami Associates, Ltd., a company in which the Company owned a 78% interest (“Decoma”). Under the management agreement, LMI received from Decoma management fees of approximately $142,000 for the year ended June 30, 2000. Decoma had a contract (the “MAC”) with the Miami Sports and Exhibition Authority (“MSEA”), an agency of the City of Miami, to operate the Miami Arena through July 8, 2020. The MAC was terminated June 30, 2000 pursuant to a settlement agreement between MSEA and Decoma whereby Decoma was paid a termination fee of $10.5 million. A portion of such proceeds was allocated to third party investors. The Company’s gain on termination of approximately $797,000 is included in the line item labeled “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations. Following termination of Decoma’s contract with MSEA, Decoma terminated its agreement with LMI and paid LMI a termination fee of $400,000. The Company also entered into an agreement with LMI to manage the National Car Rental Center, home of the Florida Panthers Hockey Club (which was sold by the Company in July 2001), and incurred management fees of approximately $205,000 for the year ended June 30, 2000. Mr. Huizenga disposed of his interest in LMI’s ongoing operations in March 2000.

      The Florida Panthers Hockey Club had a contract with SportsChannel Florida, a Florida limited partnership, 70% of which was owned by Mr. Huizenga until January 2000, when such entity was sold. Under the terms of the contract, the club granted local television broadcast and pay television rights, exclusively to SportsChannel Florida. Aggregate payments by SportsChannel Florida totaled $5.5 million ($2.5 million of which was paid before SportsChannel Florida was sold to the unrelated party) for the year ended June 30, 2000. Amounts paid to SportsChannel Florida during the year ended June 30, 2000 are included in the line item labeled “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Income Taxes

      The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accompanying Consolidated Balance Sheets at June 30 is set forth below (in 000’s):

	2002	2001

Deferred tax assets:
General tax credit carryforwards	$—	$3,679
Deferred revenue and other	22,199	16,411
Deferred tax liabilities:
Book basis in property over tax basis	(52,251)	(52,526)

Net deferred tax liabilities	$(30,052)	$(32,436)

      The components of the provision for income taxes relating to continuing operations for the years ended June 30 is set forth below (in 000’s).

	2002	2001	2000

Current:
Federal	$2,749	$12,722	$6,290
State	776	1,528	717
Federal and state deferred benefit	(960)	(6,779)	(1,551)
Change in valuation allowance	—	(2,747)	(4,651)

Provision for income taxes	$2,565	$4,724	$805

      Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. The tax valuation allowance is adjusted in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The Company continued to maintain a tax valuation allowance prior to the three months ending June 30, 2001 because management believed the Company’s ability to generate future taxable income and realize the deferred tax asset was not “more likely than not” due to the volatility of the entertainment and sports business. This business was subsequently sold and, therefore, the tax valuation allowance was released during the three months ended June 30, 2001.

      A reconciliation between the statutory federal income tax expense relating to continuing operations and the income tax expense at the Company’s effective rate for the years ended June 30, 2002, 2001 and 2000 is set forth below (in 000’s).

	2002	2001	2000

Computed expected income tax expense based on statutory federal income tax rate	$3,120	$6,477	$6,322
State income taxes, net of federal benefit	347	740	722
Non-deductible amortization	—	365	345
Non-deductible expenses	601	449	—
Credit for employer taxes	(555)	(648)	(703)
Decrease in valuation allowance	—	(2,747)	(4,651)
Other, net	(948)	88	(1,230)

Provision for income taxes	$2,565	$4,724	$805

16. Employee Benefits

      Employees of the Company, except for those employed by the Hyatt Regency Pier 66 Hotel and Marina, the Radisson Bahia Mar Resort and Yachting Center, the Boca Raton Resort & Club and Grande Oaks Golf

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Club (who have separate plans and are discussed below) may participate in a qualified 401(k) Savings and Retirement Plan (the “401(k)”), a defined contribution plan. The 401(k) is available to full-time employees who have completed one year of service in which 1,000 hours of service were rendered and are age twenty-one or older. The Company may match a discretionary percentage of the amount contributed by the participant up to a limit of 6% of annual compensation. Employees may contribute up to 10% of their annual compensation subject to a maximum dollar amount as specified by applicable regulations. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of plan participation, reaching 100% after five years. The Company did not make any matching contributions during the years ended June 30, 2002, 2001 or 2000.

      The Hyatt Regency Pier 66 Hotel and Marina and the Radisson Bahia Mar Resort and Yachting Center also have a qualified 401(k) Savings and Retirement Plan. This plan is available to full-time employees of these resorts who have completed one year of service in which 1,000 hours of service were rendered and are age twenty-one or older. The Company is required to contribute 25% of the first 6% of the employee’s earnings. Employees may contribute up to 14% of their annual compensation subject to a maximum dollar amount as specified by applicable regulations. Participants immediately vest 100% of their individual and employer match contributions to the plan. Matching contributions totaled $55,000, $55,000 and $52,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

      The Boca Raton Resort & Club and Grande Oaks Golf Club have in place a non-qualified 401(a) Plan (the “Boca Plan”). The Boca Plan is available to employees with at least one year of service who work a minimum of 1,000 hours per year. The Boca Plan allows participants to contribute up to 16% of their total compensation. The Company is required to contribute 50% of the first 6% of the employee’s earnings. The Company’s matching contribution totaled $640,000, $698,000 and $659,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

17. Segment Reporting

      The Company is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, food and beverage outlets, retail stores, golf courses, spas, marinas and private clubs. Resort operating personnel report to a chief operating decision maker (an executive management group) that decides how to allocate resources and assesses the performance of the resorts. The executive management group manages, and underlying internal financial and operating reports treat, the resorts as a single operating segment that generates significant non-room revenue (such as food and beverage sales, retail sales, etc.) by predominantly leveraging off of its existing resort guests. For financial reporting purposes, individual properties have been aggregated because of their common economic and operating characteristics as provided for in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

      Revenues of the Company’s single operating segment for each group of similar products and services for the years ended June 30 is set forth below (in 000’s).

	2002	2001	2000

Room	$108,859	$139,105	$156,607
Food, beverage and banquets	77,408	97,607	113,616
Yachting and marina	10,973	11,035	10,114
Retail and other	75,803	81,424	81,023

	$273,043	$329,171	$361,360

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (Unaudited and in thousands except per share data)

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Year

Revenue	2002	$39,519	$57,782	$99,988	$75,754	$273,043
	2001	$59,586	$95,545	$101,986	$72,054	$329,171

Operating income (loss)	2002	$(11,536)	$524	$32,803	$9,787	$31,578
	2001	$(7,498)	$18,616	$37,604	$11,768	$60,490

Income (loss) from continuing operations	2002	$(10,663)	$(2,620)	$16,096	$3,537	$6,350
	2001	$(21,347)	$5,999	$29,672	$(544)	$13,780

Extraordinary loss on early retirement of debt, net of income tax benefit	2002	$(849)	$(119)	$—	$(876)	$(1,844)
	2001	$—	$—	$(1,823)	$587	$(1,236)

Income (loss) from discontinued operations, net of income taxes	2002	$23,728	$—	$—	$2,457	$26,185
	2001	$(6,236)	$(4,566)	$(1,273)	$3,213	$(8,862)

Net income (loss)	2002	$12,216	$(2,739)	$16,096	$5,118	$30,691
	2001	$(27,583)	$1,433	$26,576	$3,256	$3,682

Basic income (loss) per share from continuing operations	2002	$(0.27)	$(0.07)	$0.40	$0.09	$0.16
	2001	$(0.52)	$0.15	$0.73	$(0.01)	$0.34

Diluted income (loss) per share from continuing operations	2002	$(0.27)	$(0.07)	$0.40	$0.09	$0.16
	2001	$(0.52)	$0.14	$0.71	$(0.01)	$0.34

Basic net income (loss) per share	2002	$0.31	$(0.07)	$0.40	$0.13	$0.77
	2001	$(0.68)	$0.04	$0.65	$0.08	$0.09

Diluted net income (loss) per share	2002	$0.31	$(0.07)	$0.40	$0.13	$0.76
	2001	$(0.68)	$0.03	$0.64	$0.08	$0.09

      The Company’s quarterly results for fiscal 2002, particularly for the second and third fiscal quarters, were adversely impacted by travel disruption and short-term cancellations of group business at its resorts following the September 11, 2001 terrorist attacks. In addition, the Company’s revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. Because of this variability in demand, the Company’s revenue fluctuates quarter-to-quarter, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although historically the trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 26, 2002, upon the recommendation of the Company’s Audit Committee and Board of Directors, the Company engaged Ernst & Young LLP (“Ernst & Young”) to serve as its independent auditors. The engagement was effective immediately and Ernst & Young, who succeeded Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent auditors, completed the Company’s audit for the fiscal year ending June 30, 2002. The engagement of Ernst & Young followed the Company’s decision to seek proposals from independent accountants to audit the Company’s financial statements for the fiscal year ending June 30, 2002. There were no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.

      Arthur Andersen’s reports on the Company’s consolidated financial statements for each of the years ended June 30, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

      During each of the years ended June 30, 2001 and 2000 and through the date of this report, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure; and (ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      During each of the years ended June 30, 2001 and 2000 and through the date of this report, the Company did not consult Ernst & Young with respect to any matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

       The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the Company’s 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) Exhibits — (See Index to Exhibits included elsewhere herein.)

      (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on June 27, 2002 reporting that it had engaged Ernst & Young to serve as its independent auditor effective immediately.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BOCA RESORTS, INC.

By:	/s/ RICHARD L. HANDLEY

Richard L. Handley
Senior Vice President, Secretary
and General Counsel

September 27, 2002

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. Dauria and Richard L. Handley as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. WAYNE HUIZENGA H. Wayne Huizenga	Chairman of the Board (Principal Executive Officer)	September 27, 2002
/s/ RICHARD C. ROCHON Richard C. Rochon	Vice Chairman and President	September 27, 2002

/s/ WILLIAM M. PIERCE William M. Pierce	Chief Financial Officer, Treasurer and Senior Vice President (Principal Financial Officer)	September 27, 2002

/s/ STEVEN M. DAURIA Steven M. Dauria	Vice President and Corporate Controller (Principal Accounting Officer)	September 27, 2002
/s/ STEVEN R. BERRARD Steven R. Berrard	Director	September 27, 2002
/s/ DENNIS J. CALLAGHAN Dennis J. Callaghan	Director	September 27, 2002

Signature	Title	Date

/s/ MICHAEL S. EGAN Michael S. Egan	Director	September 27, 2002
/s/ HARRIS W. HUDSON Harris W. Hudson	Director	September 27, 2002
/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Director	September 27, 2002
/s/ HENRY LATIMER Henry Latimer	Director	September 27, 2002
/s/ PETER H. ROBERTS Peter H. Roberts	Director	September 27, 2002

CERTIFICATIONS

      I, H. Wayne Huizenga, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Boca Resorts, Inc.:

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report.

Date: September 27, 2002

/s/ H. Wayne Huizenga
H. Wayne Huizenga
Chairman of the Board (Principal Executive Officer)

      I, William M. Pierce, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Boca Resorts, Inc.:

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report.

Date: September 27, 2002

/s/ William M. Pierce
William M. Pierce
Senior Vice President, Treasurer and Chief Financial Officer

      EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-K have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

EXHIBIT INDEX

Exhibits		Description Of Exhibit

2.1	—	Exchange Agreement dated October 25, 1996 by and between the Company and H. Wayne Huizenga.(1)
2.3	—	Partnership Exchange Agreement dated October 25, 1996 by and between Florida Panthers Hockey Club, Ltd. and H. Wayne Huizenga.(1)
2.9	—	Amended and Restated Contribution and Exchange Agreement, dated as of March 20, 1997, by and among Florida Panthers Holdings, Inc., Panthers BRHC Limited, Boca Raton Hotel and Club Limited Partnership, BRMC, L.P. and BRMC Corporation(2)
2.10	—	Merger Agreement, dated July 8, 1997, by and among the Company, FPH/RHI Merger Corp., Inc., ResortHill, Inc. and Gary V. Chensoff.(3)
2.11	—	Agreement and Plan of Merger dated as of November 17, 1997 by Boca Resorts, Inc. (formerly Florida Panthers Holdings, Inc.), a Delaware corporation.(2)
3.2	—	Amended and Restated By-Laws of the Registrant(4)
10.6	—	Management Agreement by and between the Company and Huizenga Holdings, Inc.(1)
10.10	—	Second Amended and Restated 1996 Stock Option Plan.(5)
10.15	—	Indenture dated April 21, 1999 between Boca Resorts, Inc. (formerly Florida Panthers Holdings, Inc.), The Guarantors and The Bank of New York as Trustee(5)
10.16	—	Credit Agreement dated April 21, 1999 between Florida Panthers Hotel Corporation, the Initial Lenders named therein, Bear, Stearns & Co. Inc. as Syndication Agent and Bankers Trust Company as Administrative Agent(6)
21.1	—	Subsidiaries of the Company(7)
23.1	—	Consent of Ernst & Young LLP
23.2	—	Notice Regarding Consent of Arthur Andersen LLP
24.1	—	Powers of Attorney (included as part of the signature page of this Annual Report on Form 10-K).
99.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 — SEC File No. 333-12191
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4 — SEC File 333-28951
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 — SEC File No. 333-30925
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K For the Fiscal Year Ended June 30, 2001 — SEC File No. 1-13173.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 — SEC File No. 333-92227.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-4 — SEC File No. 333-77945.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K For the Fiscal Year Ended June 30, 2000 — SEC File No. 1-13173.