Form 10-Q
period 2002-09-30
BOCA RESORTS INC
filed 2002-11-14
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

      As of November 14, 2002, there were 38,947,079 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	September 30,	June 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,667	$3,691
Restricted cash	649	721
Accounts receivable, net	18,117	21,591
Inventory	6,415	6,433
Current portion of Premier Club notes receivable	3,602	3,382
Other current assets	3,583	3,223

Total current assets	42,033	39,041
Property and equipment, net	817,951	822,630
Intangible assets, net	34,518	34,518
Long-term portion of Premier Club notes receivable	7,256	7,410
Other assets	12,457	13,137

Total assets	$914,215	$916,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,464	$30,222
Current portion of deferred revenue and advance deposits	33,258	22,355
Net liabilities of discontinued operations	1,938	2,436
Current portion of credit line and note payable	231	227

Total current liabilities	67,891	55,240
Credit line and note payable	22,234	18,793
Deferred revenue, net of current portion	38,085	38,073
Other liabilities	9,591	9,695
Deferred income taxes	24,373	30,052
Senior subordinated notes payable	192,895	192,895
Premier Club refundable membership fees	55,092	55,716
Commitments and contingencies
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,247,079 and 39,538,479 shares issued and outstanding at September 30, 2002 and June 30, 2002, respectively	392	395
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at June 30, 2002 and 2001.	3	3
Contributed capital	461,421	464,565
Retained earnings	42,238	51,309

Total shareholders’ equity	504,054	516,272

Total liabilities and shareholders’ equity	$914,215	$916,736

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30
(In thousands, except per share data)
(Unaudited)

	2002	2001

Leisure and recreation revenue	$46,292	$39,520
Operating expenses:
Cost of leisure and recreation services	26,401	24,046
Selling, general and administrative expenses	20,114	19,300
Depreciation	8,946	7,710
Loss on early retirement of debt	—	1,415

Total operating expenses	55,461	52,471

Operating loss	(9,169)	(12,951)
Interest and other income	30	717
Interest expense	(5,611)	(6,954)

Loss from continuing operations before income taxes	(14,750)	(19,188)
Benefit for income taxes	5,679	7,675

Loss from continuing operations	(9,071)	(11,513)
Gain on disposition of discontinued operations, net of income taxes	—	23,728

Net income (loss)	$(9,071)	$12,215

Loss per share from continuing operations	$(0.23)	$(0.29)
Income per share from discontinued operations	—	0.59

Net income (loss) per share — basic and diluted	$(0.23)	$0.31

Shares used in computing income (loss) per share — basic and diluted	39,651	39,931

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30
(In thousands)
(Unaudited)

	2002	2001

Operating activities:
Net income (loss)	$(9,071)	$12,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	8,946	7,710
Benefit for deferred income taxes	(5,679)	(7,675)
Impairment loss on land parcel	2,341	—
Gain on sale of land parcel	(2,291)	—
Gain on disposition of discontinued operations, net of income taxes	—	(23,728)
Loss on early retirement of debt	—	1,415
Changes in operating assets and liabilities
Accounts receivable	3,474	2,069
Other assets	613	1,150
Accounts payable and accrued expenses	3,193	483
Deferred revenue and other liabilities	10,187	13,015
Net liabilities from discontinued operations	(498)	—

Net cash provided by operating activities	11,215	6,654

Investing activities:
Net proceeds from the sale of land parcel	5,641	—
Net proceeds from the disposition of discontinued operations	—	81,919
Capital expenditures	(11,250)	(22,929)
Change in restricted cash	72	(3,175)

Net cash provided by (used in) investing activities	(5,537)	55,815

Financing activities:
Borrowings under credit facilities	6,000	—
Payments under long-term debt agreements and credit facility	(2,555)	(50)
Repurchases of 9.875% senior subordinated notes payable	—	(50,000)
Repurchases of common stock	(3,147)	(555)
Proceeds from exercise of stock options	—	530

Net cash provided by (used in) in financing activities	298	(50,075)

Cash provided by (used in) continuing operations	6,474	(69,525)
Cash provided by (used in) discontinued operations	(498)	81,919
Cash and cash equivalents, at beginning of period	3,691	9,909

Cash and cash equivalents, at end of period	$9,667	$22,303

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

      In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim period presented. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2.     Nature of Operations

      The Company is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company’s resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two championship golf courses located in Florida - Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples.

      The Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club and related arena management operations, on July 25, 2001. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein report separately the net assets and operating results of this discontinued operation.

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

	Three Months Ended
	September 30,

	2002	2001

	(In Thousands)
Number of shares covered by options	6,532	5,758

4.     Recently Implemented Accounting Standards

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and was adopted by the Company on July 1, 2001. The new rules provide a single accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. This statement also modifies accounting and disclosure requirements for discontin-

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ued operations. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Previously, SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations – Discontinued Events and Extraordinary Items”. Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent, or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on July 1, 2002. Accordingly, losses on the extinguishment of debt that were classified as an extraordinary item in the prior period presented, have been reclassified to recurring operations.

5.     Comprehensive Income (loss)

      Comprehensive income (loss) was the same as net income (loss) for the three months ended September 30, 2002 and 2001.

6.     Long-Lived Assets and Assets to be Disposed of

      In August 2002, the Company sold a land parcel located in Naples, Florida for $5.7 million. The transaction yielded net proceeds of $5.6 million and a pre-tax gain of $2.3 million, which is included in interest and other income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

      In October 2002, the Company entered into a contract for sale on a land parcel located in Plantation, Florida for $7.2 million, which is expected to close not later than December 20, 2002. During the three months ended September 30, 2002, the Company recorded an impairment loss of $2.3 million to reflect the difference between the carrying value of this land parcel and the net realizable value. The impairment loss is included in interest and other income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report may not contain all the information that is important to you and should be read together with the Annual Report on Form 10-K for the fiscal year ended June 30, 2002, including the disclosure relating to critical accounting policies in Management’s Discussion and Analysis.

Business Strategy

      The Company’s current business strategy is to focus on internal expansion and development opportunities at its existing resort properties. However, management continuously evaluates ownership, acquisition and divestiture alternatives with the intention of maximizing shareholder value.

Seasonality

      The Company’s business operations are generally seasonal. The Company’s resorts historically experience greater revenue, costs and earnings in the third quarter of the fiscal year ended June 30 due to increased occupancy and room rates during the winter months. Historically, approximately 16%, 25%, 35% and 24% of annual revenue has been derived during the first, second, third and fourth fiscal quarters, respectively.

Management Outlook

      During the three-month period following the September 11, 2001 terrorist attacks on New York’s World Trade Center towers and on the Pentagon, the Company’s results of operations were adversely affected by travel disruption and short-term cancellation of group bookings at its properties. The Company’s resorts have experienced an increase in demand since the beginning of the calendar year, however, the Company continues to experience an overall slower recovery than expected because of the difficult economic conditions.

      The weakness in the economy has made it more difficult for management to predict future results than in the past. Even though the Company has a solid base of large group business already on the books, reservation patterns have become increasingly short-term as it relates to its leisure customer, and small group market. The weaker economy has also made it more difficult to achieve originally anticipated levels of ancillary spending. To remain competitive and combat the short-term uncertainty, the Company has introduced various value-added programs targeting both its leisure and group customer. Because of these factors, management expects that its operating results for the remainder of fiscal 2003 will be lower than originally anticipated, but higher than the comparable prior year periods.

      The accompanying table sets forth the operating results for the three months ended September 30 (expressed in 000’s):

	2002	2001

Leisure and recreation revenue	$46,292	$39,520
Operating expenses:
Cost of leisure and recreation services	26,401	24,046
Selling, general and administrative expenses:
Leisure and recreation	18,789	17,761
Corporate	1,325	1,539
Depreciation:
Leisure and recreation	8,893	7,643
Corporate	53	67
Loss on early retirement of debt	—	1,415

Total operating expenses	55,461	52,471

Operating loss:
Leisure and recreation	(7,791)	(9,930)
Corporate	(1,378)	(3,021)

Total operating loss	(9,169)	(12,951)
Interest and other income	30	717
Interest expense	(5,611)	(6,954)

Loss from continuing operations before income taxes	(14,750)	(19,188)
Benefit for income taxes	5,679	7,675

Loss from continuing operations	(9,071)	(11,513)
Gain on disposition of discontinued operations, net of income taxes	—	23,728

Net income (loss)	$(9,071)	$12,215

Net cash provided by operating activities	$11,215	$6,654

Net cash provided by (used in) investing activities	$(5,537)	$55,815

Net cash provided by (used in) financing activities	$298	$(50,075)

EBITDA (EBITDA loss):
Leisure and recreation	$1,102	$(2,287)
Corporate	(1,325)	(1,539)

Total	$(223)	$(3,826)

Adjusted EBITDA (Adjusted EBITDA loss):
Leisure and recreation	$957	$(1,706)
Corporate	(1,325)	(1,539)

Total	$(368)	$(3,245)

      The accompanying table sets forth additional operating data for the three months ended September 30 (expressed in 000’s except operating statistics):

	2002	2001	% Chg.

Revenue:
Room revenue	$16,207	$13,874	17%
Non-room related revenue	30,085	25,646	17%

Total leisure and recreation revenue	$46,292	$39,520	17%
Operating Statistics:
Available room nights	213,164	205,988	3%
Average daily rate	$138.44	$131.51	5%
Occupancy	54.9%	51.2%	7%
Room revenue per available room	$76.03	$67.35	13%
Total leisure and recreation revenue per available room	$217.17	$191.86	13%

Leisure and Recreation Revenue

      Leisure and recreation revenue totaled $46.3 million and $39.5 million for the three months ended September 30, 2002 and 2001, respectively.

      The $6.8 million increase in leisure and recreation revenue for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, was primarily due to an increase in occupancy to 54.9% for the three months ended September 30, 2002, from 51.2% for the same period of the prior year and an increase in the average daily rate to $138.44 for the three months ended September 30, 2002, from $131.51 for the year ago period. The increase in occupancy also contributed to an increase in certain ancillary non-room revenue from sources such as food and beverage sales, retail sales and golf revenue for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The increase in leisure and recreation revenue did not correspond to the increase in total revenue per available room for the periods presented due to an increase in the number of available rooms following the completion of a new marina wing featuring 112 water-view rooms, additional meeting space and marina slips (the “Yacht Club”) at the Boca Raton Resort & Club. Some of the quarter over quarter increase in revenue was attributable to the poor performance in the prior year, specifically in the two-week period immediately subsequent to the September 11, 2001 terrorist attacks.

Leisure and Recreation Operating Expenses

      Cost of leisure and recreation services totaled $26.4 million, or 57% of revenue, for the three months ended September 30, 2002, compared to cost of leisure and recreation services of $24.0 million, or 61% of revenue, for the three months ended September 30, 2001. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments, spas and other amenities at the resorts.

      Leisure and recreation selling, general and administrative expenses (“S,G&A”) totaled $18.8 million, or 41% of revenue, for the three months ended September 30, 2002, compared to S,G&A of $17.8 million, or 45% of revenue, for the three months ended September 30, 2001. S,G&A of the leisure and recreation business includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses.

      Cost of leisure and recreation services and leisure and recreation S,G&A as a percent of revenue for the three months ended September 30, 2001 was disproportionately high due to a decrease in revenue following the September 11, 2001 terrorist attacks.

      Leisure and recreation depreciation expense totaled $8.9 million and $7.6 million for the three months ended September 30, 2002 and 2001, respectively. The increase in amortization and depreciation expense for the three months ended September 30, 2002, compared to the three months ended September 30, 2001 was primarily the result of an increase in depreciation expense following the completion of several capital projects at the Boca Raton Resort & Club, including the new Yacht Club. The Boca Raton Resort & Club also introduced a new state-of-the-art 50,000 square foot world-class spa complex and a new golf clubhouse and casual restaurant.

Leisure and Recreation Operating Loss

      Leisure and recreation operating loss totaled $7.8 million and $9.9 million for the three months ended September 30, 2002 and 2001, respectively. The improvement in operating results for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, was primarily because the prior year figures were adversely impacted by a decrease in revenue and corresponding earnings following the September 11, 2001 terrorist attacks.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $1.3 million and $1.5 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in corporate general and administrative expense for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, was primarily due to a decline in legal expense. While the management fee paid to Huizenga Holdings, Inc. has been limited to the lesser of 1% of revenue, or $1.9 million, for the year ended June 30, 2003 (prior to fiscal 2003, the agreement provided for a management fee equal to 1% of total revenue), revenue for the three months ended September 30, 2001 was adversely impacted by the terrorist attacks of September 11, 2001, and therefore the decrease in the management fee during the current year three-month period was not material. Pursuant to the management services agreement, Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company’s Chairman, provides certain administrative, financing, tax, investor relations and strategy related services to the Company.

Loss on Early Retirement of Debt

      The Company recorded a $1.4 million loss relating to the repurchase of $50.0 million principal amount of its 9.875% senior subordinated notes during the three months ended September 30, 2001. The loss represents the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the notes were issued, together with the premium paid to acquire the notes. No notes were repurchased during the three months ended September 30, 2002.

Interest and Other Income

      Interest and other income totaled $30,000 and $717,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in interest and other income for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was primarily because the Company invested a portion of the proceeds from the sale of the entertainment and sports business in time deposit accounts during the prior year three-month period until such proceeds were subsequently used to repurchase a portion of the Company’s outstanding 9.875% senior subordinated notes. In addition, during the three months ended September 30, 2002, interest and other income included a $2.3 million gain on the sale of a land parcel located in Naples, Florida, as well as, an impairment loss of $2.3 million to reflect the difference between the carrying value of a land parcel located in Plantation, Florida and the net realizable value. See Note 6 to the Unaudited Condensed Consolidated Financial Statements.

Interest Expense

      Interest expense totaled $5.6 million and $7.0 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in interest expense was primarily due to a reduction in indebtedness with the proceeds from the sale of the entertainment and sports business. The Company’s average consolidated indebtedness totaled $215.3 million and $272.4 million for the three months ended September 30, 2002 and 2001, respectively.

Benefit for Income Taxes

      The Company recorded a benefit for income taxes totaling $5.7 million, or 38.5% of pretax loss from continuing operations, and $7.7 million, or 40% of pretax loss from continuing operations, for the three months ended September 30, 2002 and 2001, respectively. The decrease in the Company’s effective income tax rate for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, was due to a decrease in permanent differences.

EBITDA/Adjusted EBITDA

      EBITDA represents earnings (losses) before extraordinary and non-recurring items, interest expense, interest income, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA plus the amount of net membership fees deferred during the periods presented. EBITDA and Adjusted EBITDA (see below) are used by management and certain investors as indicators of the Company’s historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, neither EBITDA, nor Adjusted EBITDA, is intended to represent cash flows for the period. In addition, they have not been presented as alternatives to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and are thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

EBITDA Loss

      EBITDA loss totaled $223,000 and $3.8 million for the three months ended September 30, 2002 and 2001, respectively. The improvement in EBITDA for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, was primarily because the prior year figures were adversely impacted by a decrease in revenue and corresponding earnings following the September 11, 2001 terrorist attacks.

Adjusted EBITDA Loss

      Adjusted EBITDA loss represents EBITDA loss plus the amount of net membership fees deferred (which net membership fees were not material for the periods presented). Adjusted EBITDA loss totaled $368,000 and $3.2 million for the three months ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

      Unrestricted cash and cash equivalents increased to $9.7 million at September 30, 2002, from $3.7 million at June 30, 2001. The major components of the change are discussed below.

     Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $11.2 million and $6.7 million for the three months ended September 30, 2002 and 2001, respectively. The increase in net cash provided by operating activities for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, was because during the prior year three-month period the Company received significantly less cash from its business than during the current year period due to a decline in earnings and corresponding net cash flow following the September 11, 2001 terrorist attacks.

     Net Cash Provided by (Used In) Investing Activities

      Net cash used in investing activities totaled $5.5 million for the three months ended September 30, 2002, compared to net cash provided by investing activities of $55.8 million for the three months ended September 30, 2001. The change was largely because the Company received $81.9 million from the sale of the entertainment and sports business during the prior year period, while during the three months ended

September 30, 2002, the Company received $5.6 million from the sale of a land parcel located in Naples, Florida.

      Additionally, capital expenditures totaled $11.3 million and $22.9 million for the three months ended September 30, 2002 and 2001, respectively. During the three months ended September 30, 2002, the Company commenced work on a comprehensive room renovation at the Registry Resort covering 395 guestrooms, which is expected to include all new furnishings and new five fixture bathrooms. The Company is also renovating approximately 60 guest suites at the Edgewater Beach Hotel. During the three months ended September 30, 2001, the Company continued construction on various projects at the Boca Raton Resort & Club including the new Yacht Club, as well as, a new 50,000 square foot state-of-the-art spa complex and a new golf clubhouse with casual restaurant.

      The change in restricted cash was not material from June 30, 2002 to September 30, 2002. Restricted cash increased $3.2 million from June 30, 2001 to September 30, 2001 and primarily represented cash escrowed in connection with the sale of the entertainment and sports business, which was subsequently released in January 2002.

     Cash Provided by (Used in) Financing Activities

      Net cash provided by financing activities totaled $298,000 for the three months ended September 30, 2002, compared to net cash used in financing activities of $50.1 million for the three months ended September 30, 2001 and primarily includes the repurchase of $50.0 million principal amount of 9.875% senior subordinated notes.

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

      As of September 30, 2002, the Company had $22.2 million outstanding under its revolving credit line (which matures on October 31, 2003) and had $92.0 million in immediate availability. As a result of the current availability under this credit line, combined with cash on hand, management believes the Company has sufficient funds to continue its capital enhancement plans during fiscal 2003 and support on-going operations, including meeting debt service obligations as they come due.

Financial Condition

      Significant changes in balance sheet data from June 30, 2002 to September 30, 2002 are discussed below.

     Accounts Receivable

      Accounts receivable decreased to $18.1 million at September 30, 2002, from $21.6 million at June 30, 2002. It is customary for the Company’s trade receivables to be lowest following the September 30 operating quarter as a result of the seasonality of its business.

     Property and Equipment

      Property and equipment decreased to $818.0 million at September 30, 2002, from $822.6 million at June 30, 2002. The decrease in property and equipment is primarily due to the sale of a land parcel located in Naples, Florida in August 2002, as well as, the result of recording periodic depreciation expense.

     Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses increased to $32.5 million at September 30, 2002, from $30.2 million at June 30, 2002. The increase was primarily due to higher accrued interest on the Company’s 9.875% senior subordinated notes. Interest on the notes is paid semi-annually on October 15 and April 15. At September 30, 2002, the accrual for interest totaled $8.9 million (and represented interest for 168 days on $192.9 million outstanding notes). At June 30, 2002, the accrual for interest totaled $4.0 million (and represented interest for 76 days on $192.9 million outstanding notes). The $4.9 million increase in accrued interest from June 30, 2002 to September 30, 2002 was offset by a $2.9 million decrease in accrued legal settlements as certain litigation retained in connection with the Arizona Biltmore Resort & Spa was settled and paid in July 2002.

     Current Portion of Deferred Revenue and Advance Deposits

      Current portion of deferred revenue and advance deposits increased to $33.3 million at September 30, 2002, from $22.4 million at June 30, 2002. The increase substantially related to the collection of annual Premier Club dues at the Boca Raton Resort & Club. The annual dues will be recognized as revenue ratably over the membership year, which commenced on October 1.

     Working Capital

      Current liabilities exceeded current assets by $25.9 million and $16.2 million at September 30, 2002 and June 30, 2002, respectively. The ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a revolving credit line that represents an additional and immediate potential source of liquidity. See “Capital Resources”.

Forward-Looking Statements

      Some of the information in this report may contain forward-looking statements. These statements discuss future expectations, contain projections of results of operations or of financial position, or state other “forward-looking” information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors include certain known and unknown risks and uncertainties, and could cause the Company’s actual results to differ materially from those contained in any forward looking statement.

      These risk factors include, among others, risks relating to travel; risks associated with construction and development at the Company’s properties; competition in the Company’s principal business; the availability of financing on terms suitable to the Company and the Company’s dependence on key personnel, as well as, other risk factors discussed from time to time in the Company’s Securities and Exchange Commission filings. Risks relating to travel include a change in travel patterns resulting from slowing economic conditions, as well as changes in corporate policies relating to group meetings and air or other travel disruption.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4.     Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman of the board (the Company’s principal executive officer) and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chairman and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

      There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibits		Description Of Exhibit

10.7	—	Amended Management Agreement by and between the Company and Huizenga Holdings, Inc.

99.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOCA RESORTS, INC.

Date: November 14, 2002	By: /s/ WAYNE MOOR Wayne Moor Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

By: /s/ STEVEN M. DAURIA Steven M. Dauria Vice President and Corporate Controller (Principal Accounting Officer)

SECTION 302 CERTIFICATIONS

I, H. Wayne Huizenga, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Boca Resorts, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ H. WAYNE HUIZENGA ----------------------------------------------------- Chairman of the Board (Principal Executive Officer)

SECTION 302 CERTIFICATIONS CONTINUED

I, Wayne Moor, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Boca Resorts, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ WAYNE MOOR ----------------------------------------------------- Senior Vice President, Treasurer and Chief Financial Officer