Form 10-Q
period 2002-12-31
BOCA RESORTS INC
filed 2003-02-03
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

      As of February 3, 2003, there were 38,947,079 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$13,843	$3,691
Restricted cash	640	721
Accounts receivable, net	17,257	21,591
Inventory	6,995	6,433
Current portion of Premier Club notes receivable	3,558	3,382
Other current assets	3,430	3,223

Total current assets	45,723	39,041
Property and equipment, net	821,067	822,630
Intangible assets, net	34,518	34,518
Long-term portion of Premier Club notes receivable	7,121	7,410
Other assets	10,598	13,137

Total assets	$919,027	$916,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,250	$30,222
Current portion of deferred revenue and advance deposits	32,565	22,355
Net liabilities of discontinued operations	1,969	2,436
Current portion of credit line and note payable	42,409	227

Total current liabilities	101,193	55,240
Credit line and note payable	—	18,793
Deferred revenue, net of current portion	38,618	38,073
Other liabilities	9,561	9,695
Deferred income taxes	24,165	30,052
Senior subordinated notes payable	190,145	192,895
Premier Club refundable membership fees	54,487	55,716
Commitments and contingencies
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 38,947,079 and 39,538,479 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	389	395
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at June 30, 2002 and 2001.	3	3
Contributed capital	458,560	464,565
Retained earnings	41,906	51,309

Total shareholders’ equity	500,858	516,272

Total liabilities and shareholders’ equity	$919,027	$916,736

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended December 31
(In thousands, except per share data)
(Unaudited)

	2002	2001

Leisure and recreation revenue	$67,046	$57,782
Operating expenses:
Cost of leisure and recreation services	31,656	27,892
Selling, general and administrative expenses	21,288	20,848
Depreciation	9,074	8,518
Loss on early retirement of debt	149	198

Total operating expenses	62,167	57,456

Operating income	4,879	326
Interest and other income	9	267
Interest expense	(5,429)	(5,158)

Loss before income taxes	(541)	(4,565)
Benefit for income taxes	208	1,826

Net loss	$(333)	$(2,739)

Net loss per share — basic and diluted	$(0.01)	$(0.07)

Weighted average shares used in computing net loss per share — basic and diluted	39,236	39,702

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended December 31
(In thousands, except per share data)
(Unaudited)

	2002	2001

Leisure and recreation revenue	$113,338	$97,302
Operating expenses:
Cost of leisure and recreation services	58,057	51,938
Selling, general and administrative expenses	41,401	40,148
Depreciation	18,020	16,228
Loss on early retirement of debt	149	1,613

Total operating expenses	117,627	109,927

Operating loss	(4,289)	(12,625)
Interest and other income	39	984
Interest expense	(11,040)	(12,112)

Loss from continuing operations before income taxes	(15,290)	(23,753)
Benefit for income taxes	5,887	9,501

Loss from continuing operations	(9,403)	(14,252)
Gain on disposition of discontinued operations, net of income taxes	—	23,728

Net income (loss)	$(9,403)	$9,476

Loss per share from continuing operations	$(0.24)	$(0.36)
Income per share from discontinued operations	—	0.60

Net income (loss) per share — basic and diluted	$(0.24)	$0.24

Weighted average shares used in computing net income (loss) per share — basic and diluted	39,444	39,821

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31
(In thousands)
(Unaudited)

	2002	2001

Operating activities:
Net income (loss)	$(9,403)	$9,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	18,020	16,228
Benefit for deferred income taxes	(5,887)	(9,501)
Impairment loss on land parcel	2,396	—
Gain on sale of land parcel	(2,291)	—
Loss on early retirement of debt	149	1,613
Non-cash compensation expense	163	—
Gain on disposition of discontinued operations, net of income taxes	—	(23,728)
Changes in operating assets and liabilities
Accounts receivable	4,334	3,933
Other assets	2,075	890
Accounts payable and accrued expenses	(4,942)	(4,231)
Deferred revenue and other liabilities	9,392	14,018
Net liabilities of discontinued operations	(467)	—

Net cash provided by operating activities	13,539	8,698

Investing activities:
Net proceeds from the sale of land parcels	12,786	—
Net proceeds from the disposition of discontinued operations	—	72,380
Capital expenditures	(30,719)	(50,809)
Change in restricted cash	81	(125)

Net cash provided by (used in) investing activities	(17,852)	21,446

Financing activities:
Borrowings under credit facility	37,000	24,500
Payments under long-term debt agreements and credit facility	(13,611)	(119)
Repurchases of senior subordinated notes payable	(2,750)	(57,000)
Repurchases of common stock	(6,174)	(2,305)
Proceeds from exercise of stock options	—	530

Net cash provided by (used in) in financing activities	14,465	(34,394)

Cash provided by (used in) continuing operations	10,619	(76,630)
Cash provided by (used in) discontinued operations	(467)	72,380
Cash and cash equivalents, at beginning of period	3,691	9,909

Cash and cash equivalents, at end of period	$13,843	$5,659

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

      In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

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

      The Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club and related arena management operations, on July 25, 2001. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Unaudited Condensed Consolidated Financial Statements presented herein report separately the net liabilities and operating results of this discontinued operation.

3.     Earnings Per Common Share

      Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive.

      The following options to purchase shares of common stock were outstanding at the end of the periods presented, but were not included in the computation of earnings per share because the Company reported a loss from continuing operations during the periods and, therefore, the effect would be antidilutive.

	Six Months Ended
	December 31,

	2002	2001

	(In Thousands)
Number of shares covered by options	7,218	6,631

4.     Recently Implemented Accounting Standards

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and was adopted by the Company on July 1, 2002. The new rules provide a single accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. This statement also modifies accounting and disclosure requirements for discontin-

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ued operations. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Previously, SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations – Discontinued Events and Extraordinary Items”. Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent, or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on July 1, 2002. Accordingly, losses on the extinguishment of debt that were classified as an extraordinary item in the prior periods presented, have been reclassified to recurring operations.

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

5.     Comprehensive Income (Loss)

      Comprehensive income (loss) was the same as net income (loss) for the three and six months ended December 31, 2002 and 2001.

6.     Long-Lived Assets and Assets to be Disposed of

      In August 2002, the Company sold a land parcel located in Naples, Florida for $5.7 million. The transaction yielded net proceeds of $5.6 million and a pre-tax gain of $2.3 million, which is included in interest and other income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

      In December 2002, the Company sold a land parcel located in Plantation, Florida for $7.2 million, which yielded net proceeds of $7.1 million. The Company recorded an impairment loss of $2.4 million to reflect the difference between the carrying value of this land parcel and the net proceeds. The impairment loss is included in interest and other income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

Management Outlook

      During the three-month period following the September 11, 2001 terrorist attacks on New York’s World Trade Center towers and on the Pentagon, the Company’s results of operations were adversely affected by travel disruption and short-term cancellation of group bookings at its properties. The Company’s resorts have experienced an increase in demand since the beginning of the 2002 calendar year, however, the Company continues to experience an overall slower recovery than expected because of the difficult economic conditions.

      The weakness in the economy has made it more difficult for management to predict future operating results than in the past. Even though the Company has a solid base of large group business already on the books, reservation patterns have become increasingly short-term as they relate to the Company’s leisure customer and small group market. The weaker economy has also made it more difficult to achieve originally anticipated levels of ancillary spending. To remain competitive and to combat the short-term uncertainty, the Company has introduced various value-added programs targeting both its leisure and group customers. Because of these factors, management expects that its operating results for the remainder of fiscal 2003 will be lower than originally anticipated, but higher than the comparable prior year periods.

      The accompanying table sets forth the operating results for the three and six months ended December 31 (expressed in 000’s):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Leisure and recreation revenue	$67,046	$57,782	$113,338	$97,302
Operating expenses:
Cost of leisure and recreation services	31,656	27,892	58,057	51,938
Selling, general and administrative expenses:
Leisure and recreation	18,898	18,552	37,686	36,313
Corporate	2,390	2,296	3,715	3,835
Depreciation:
Leisure and recreation	9,021	8,457	17,914	16,100
Corporate	53	61	106	128
Loss on early retirement of debt	149	198	149	1,613

Total operating expenses	62,167	57,456	117,627	109,927

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Operating income (loss):
Leisure and recreation	7,471	2,881	(319)	(7,049)
Corporate	(2,592)	(2,555)	(3,970)	(5,576)

Total operating income (loss)	4,879	326	(4,289)	(12,625)
Interest and other income	9	267	39	984
Interest expense	(5,429)	(5,158)	(11,040)	(12,112)

Loss from continuing operations before income taxes	(541)	(4,565)	(15,290)	(23,753)
Benefit for income taxes	208	1,826	5,887	9,501

Loss from continuing operations	(333)	(2,739)	(9,403)	(14,252)
Gain on disposition of discontinued operations, net of income taxes	—	—	—	23,728

Net income (loss)	$(333)	$(2,739)	$(9,403)	$9,476

Net cash provided by operating activities	$2,324	$2,044	$13,539	$8,698

Net cash provided by (used in) investing activities	$(12,315)	$(34,369)	$(17,852)	$21,446

Net cash provided by (used in) financing activities	$14,167	$15,681	$14,465	$(34,394)

EBITDA (EBITDA loss):
Leisure and recreation	$16,492	$11,338	$17,596	$9,051
Corporate	(2,390)	(2,296)	(3,715)	(3,835)

Total	$14,102	$9,042	$13,881	$5,216

Adjusted EBITDA (Adjusted EBITDA loss):
Leisure and recreation	$16,678	$13,353	$17,636	$11,649
Corporate	(2,390)	(2,296)	(3,715)	(3,835)

Total	$14,288	$11,057	$13,921	$7,814

      The accompanying table sets forth additional operating data for the three and six months ended December 31 (expressed in 000’s except operating statistics):

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2002	2001	% Chg.	2002	2001	% Chg.

Revenue:
Room revenue	$25,032	$21,168	18%	$41,239	$35,041	18%
Non-room related revenue	42,014	36,614	15%	72,099	62,261	16%

Total leisure and recreation revenue	$67,046	$57,782	16%	$113,338	$97,302	17%
Operating Statistics:
Available room nights	213,164	205,988	3%	426,328	411,976	3%
Occupancy	54.6%	51.4%	6%	54.7%	51.3%	7%
Average daily rate	$215.16	$200.07	8%	$176.68	$165.84	7%
Room revenue per available room	$117.43	$102.76	14%	$96.73	$85.06	14%
Total leisure and recreation revenue per available room	$314.53	$280.52	12%	$265.85	$236.19	13%

Leisure and Recreation Revenue

      Leisure and recreation revenue totaled $67.0 million and $57.8 million for the three months ended December 31, 2002 and 2001, respectively, and $113.3 million and $97.3 million for the six months ended December 31, 2002 and 2001, respectively.

      The $9.2 million increase in revenue for the three months ended December 31, 2002, compared to the three months ended December 31, 2001, was primarily the result of stronger performances at the Company’s Boca Raton and Fort Lauderdale properties which yielded period over period advances in room revenue per available room. Business at the Company’s Naples properties was disrupted by comprehensive room renovations at both the Registry Resort and Edgewater Beach Hotel during the recently concluded three-month period. Renovation projects at both properties were completed in January 2003. Despite the disruptions, aggregate resort portfolio occupancy increased to 54.6% for the three months ended December 31, 2002, compared to 51.4% for the comparable prior year period, while the average daily rate charged at the Company’s resorts increased to $215.16 for the recently concluded three-month period, up from $200.07 for the prior year quarter. The increase in occupancy also contributed to an increase in certain ancillary non-room revenue from sources such as food and beverage sales, retail sales and golf revenue for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. The increase in leisure and recreation revenue did not correspond to the increase in total revenue per available room for the periods presented due to an increase in the number of available rooms following the completion of the new marina wing (the “Yacht Club”) featuring 112 water-view rooms, additional meeting space and marina slips at the Boca Raton Resort & Club. Some of the quarter over quarter increase in revenue was attributable to the poor performance in the prior year’s quarter, subsequent to the September 11, 2001 terrorist attacks.

      The $16.0 million increase in revenue for the six months ended December 31, 2002, compared to the six months ended December 31, 2001, was primarily the result of a strong financial performance at the Boca Raton Resort & Club which yielded period over period advances in occupancy, average daily rate and ancillary (non-room) customer spending. Aggregate resort portfolio occupancy increased to 54.7% for the six months ended December 31, 2002, compared to 51.3% for the comparable prior year period, while the average daily rate charged at the Company’s resorts increased to $176.68 for the recently concluded six-month period, up from $165.84 for the comparable prior year period.

Leisure and Recreation Operating Expenses

      Cost of leisure and recreation services totaled $31.7 million, or 47% of revenue, for the three months ended December 31, 2002, compared to cost of leisure and recreation services of $27.9 million, or 48% of revenue, for the three months ended December 31, 2001. Cost of leisure and recreation services totaled $58.1 million, or 51% of revenue, for the six months ended December 31, 2002, compared to cost of leisure and recreation services of $51.9 million, or 53% of revenue, for the six months ended December 31, 2001. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments, spas and other amenities at the resorts.

      Leisure and recreation selling, general and administrative expenses (“S,G&A”) totaled $18.9 million, or 28% of revenue, for the three months ended December 31, 2002, compared to S,G&A of $18.6 million, or 32% of revenue, for the three months ended December 31, 2001. Leisure and recreation S,G&A totaled $37.7 million, or 33% of revenue, for the six months ended December 31, 2002, compared to S,G&A of $36.3 million, or 37% of revenue, for the six months ended December 31, 2001. Leisure and recreation S,G&A includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses.

      Cost of leisure and recreation services and leisure and recreation S,G&A as a percent of revenue for the three and six months ended December 31, 2001 was disproportionately high due to a decrease in revenue following the September 11, 2001 terrorist attacks.

      Leisure and recreation depreciation expense totaled $9.0 million and $8.5 million for the three months ended December 31, 2002 and 2001, respectively, and $17.9 million and $16.1 million for the six months ended December 31, 2002 and 2001, respectively. The increase in depreciation expense for the three and six months ended December 31, 2002, compared to the three and six months ended December 31, 2001 was primarily the result of an increase in depreciation expense following the completion of several capital projects at the Boca Raton Resort & Club, including the new Yacht Club, a new state-of-the-art 50,000 square foot world-class spa complex and a new golf clubhouse and casual restaurant.

Leisure and Recreation Operating Income (Loss)

      Leisure and recreation operations reported operating income of $7.5 million and $2.9 million for the three months ended December 31, 2002 and 2001, respectively, and an operating loss of $319,000 and $7.0 million for the six months ended December 31, 2002 and 2001, respectively. The improvement in operating results for the three and six months ended December 31, 2002, compared to the three and six months ended December 31, 2001, was primarily because the prior year figures were adversely impacted by a decrease in revenue and corresponding earnings following the September 11, 2001 terrorist attacks.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $2.4 million and $2.3 million for the three months ended December 31, 2002 and 2001, respectively, and $3.7 million and $3.8 million for the six months ended December 31, 2002 and 2001, respectively. Pursuant to the management services agreement, Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company’s Chairman, provides certain administrative, financing, tax, investor relations and strategy related services to the Company. For the fiscal year ending on June 30, 2003, the management fee paid to Huizenga Holdings, Inc. has been limited to the lesser of 1% of revenue, or $1.9 million. Prior to fiscal 2003, the agreement provided for a management fee equal to 1% of total revenue. Because revenue for the three and six months ended December 31, 2001 was adversely impacted by the terrorist attacks of September 11, 2001 (thereby effectively reducing the management fee paid immediately following the September 11, 2001 attacks), the decreases in the management fee for the three and six-month periods was not material.

Loss on Early Retirement of Debt

      The Company recorded a loss of $149,000 and $198,000 relating to the repurchase of its 9.875% senior subordinated notes during the three months ended December 31, 2002 and 2001, respectively, and $149,000 and $1.6 million during the six months ended December 31, 2002 and 2001, respectively. The loss represents the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the notes were issued, together with the premium paid to acquire the notes.

Interest and Other Income

      Interest and other income totaled $9,000 and $267,000 for the three months ended December 31, 2002 and 2001, respectively, and $39,000 and $984,000 for the six months ended December 31, 2002 and 2001, respectively. The decrease in interest and other income for the three and six months ended December 31, 2002 compared to the three and six months ended December 31, 2001 was primarily because the Company invested a portion of the proceeds from the sale of the entertainment and sports business in time deposit accounts during the prior year periods until such proceeds were subsequently used to repurchase a portion of the Company’s outstanding 9.875% senior subordinated notes. In addition, during the six months ended December 31, 2002, interest and other income included a $2.3 million gain on the sale of a land parcel located in Naples, Florida, as well as, an impairment loss of $2.4 million to reflect the difference between the carrying value of a land parcel located in Plantation, Florida and the net proceeds. See Note 6 to the Unaudited Condensed Consolidated Financial Statements.

Interest Expense

      Interest expense totaled $5.4 million and $5.2 million for the three months ended December 31, 2002 and 2001, respectively, and $11.0 million and $12.1 million for the six months ended December 31, 2002 and 2001, respectively. The change in interest expense during the three months ended December 31, 2002 and 2001 was primarily the result of fluctuations in the amount of capitalized interest on projects under construction. Interest capitalized during the three months ended December 31, 2002 and 2001 totaled $364,000 and $1.0 million, respectively. Fluctuations in the amount of interest capitalized on projects under construction during the six-month periods presented were nearly offset by the fluctuations in interest expense resulting from changes in the average outstanding indebtedness during the periods.

Benefit for Income Taxes

      The Company recorded a benefit for income taxes totaling $208,000, or 38.5% of pretax loss from continuing operations, and $1.8 million, or 40% of pretax loss from continuing operations, for the three months ended December 31, 2002 and 2001, respectively. The Company recorded a benefit for income taxes totaling $5.9 million, or 38.5% of pretax loss from continuing operations, and $9.5 million, or 40% of pretax loss from continuing operations, for the six months ended December 31, 2002 and 2001, respectively. The decrease in the Company’s effective income tax rate for the three and six months ended December 31, 2002, compared to the three and six months ended December 31, 2001, was due to a decrease in permanent differences.

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

      EBITDA totaled $14.1 million and $9.0 million for the three months ended December 31, 2002 and 2001, respectively, and $13.9 million and $5.2 million for the six months ended December 31, 2002 and 2001, respectively. The improvement in EBITDA for the three and six months ended December 31, 2002, compared to the three and six months ended December 31, 2001, was primarily because the prior year figures were adversely impacted by a decrease in revenue and corresponding earnings following the September 11, 2001 terrorist attacks.

      Adjusted EBITDA represents EBITDA plus the amount of net membership fees. Adjusted EBITDA totaled $14.3 million and $11.1 million for the three months ended December 31, 2002 and 2001, respectively, and $13.9 million and $7.8 million for the six months ended December 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

      Unrestricted cash and cash equivalents increased to $13.8 million at December 31, 2002, from $3.7 million at June 30, 2002. The major components of the change are discussed below.

Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $13.5 million and $8.7 million for the six months ended December 31, 2002 and 2001, respectively. The increase in net cash provided by operating activities for the six months ended December 31, 2002, compared to the six months ended December 31, 2001, was because during the prior year six-month period the Company received significantly less cash from its business than during the current year period due to a decline in earnings and corresponding net cash flow following the September 11, 2001 terrorist attacks.

Net Cash Provided by (Used In) Investing Activities

      Net cash used in investing activities totaled $17.9 million for the six months ended December 31, 2002, compared to net cash provided by investing activities of $21.4 million for the six months ended December 31, 2001. The change was partially because the Company received $72.4 million from the sale of the entertainment and sports business during the prior year period, while during the six months ended December 31, 2002, the Company received $12.8 million from the sale of land parcels located in Naples, Florida and Plantation, Florida.

      Additionally, capital expenditures totaled $30.7 million and $50.8 million for the six months ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002, capital projects included a comprehensive room renovation at the Registry Resort covering 395 guestrooms, which includes all new furnishings and new five fixture bathrooms. The Company also renovated approximately 60 guest suites at the Edgewater Beach Hotel and began work on a marina renovation at the Bahia Mar Resort and Yachting Center, which includes the reconfiguration of the existing boat slips. This extensive marina renovation will result in a state-of-the art yachting center with 242 reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to 200+ feet, without reducing the linear rentable feet. During the six months ended December 31, 2001, the Company continued construction on various projects at the Boca Raton Resort & Club including the new Yacht Club, as well as, a new 50,000 square foot state-of-the-art spa complex and a new golf clubhouse with casual restaurant.

      The change in restricted cash was not material from June 30, 2002 to December 31, 2002 or from June 30, 2001 to December 31, 2001.

Cash Provided by (Used in) Financing Activities

      Net cash provided by financing activities totaled $14.5 million for the six months ended December 31, 2002, compared to net cash used in financing activities of $34.4 million for the six months ended December 31, 2001. Financing activities for the periods presented primarily includes borrowings, net of repayments, under the Company’s revolving credit facility, as well as, repurchases of the Company’s common stock and 9.875% senior subordinated notes. The change in net cash flow for the periods presented was primarily because the Company repurchased $2.8 million in senior subordinated notes during the six months ended December 31, 2002, compared to $57.0 million in senior subordinated notes during the six months ended December 31, 2001.

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

      As of December 31, 2002, the Company had $42.2 million outstanding under its revolving credit line (which matures on October 31, 2003) and had $59.8 million in immediate availability. While management expects to renew/replace its existing revolving credit line prior to maturity, no assurances can be given that management will be successful in doing so. Nonetheless, as a result of the current availability under this credit line, combined with cash on hand, management believes the Company has sufficient funds to continue its capital enhancement plans during fiscal 2003 and support on-going operations, including meeting debt service obligations as they come due.

Financial Condition

      Significant changes in balance sheet data from June 30, 2002 to December 31, 2002 are discussed below.

Accounts Receivable

      Accounts receivable decreased to $17.3 million at December 31, 2002, from $21.6 million at June 30, 2002. It is customary for the Company’s trade receivables to decrease during certain periods of the year as a result of the seasonality of its business. In addition, the Registry Resort completed a comprehensive room renovation, which has led to disruption in business during the six months ended December 31, 2002, as well as, a corresponding decrease in accounts receivable.

Other Assets

      Other assets decreased to $10.6 million at December 31, 2002, from $13.1 million at June 30, 2002. The decrease in other assets is partially the result of amortizing debt issuance costs, which are included in other assets in the accompanying Condensed Consolidated Balance Sheets. In addition, a receivable was liquidated that arose in connection with the Company incurring expenditures as a result of construction on a public bridge that adversely affected access, among other things, to one of the Company’s resort properties.

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses decreased to $24.3 million at December 31, 2002, from $30.2 million at June 30, 2002. The decrease was primarily the result of the payment of annual real estate taxes on the Company’s resort properties as well as a $2.9 million decrease in accrued legal settlements as certain litigation retained in connection with the Arizona Biltmore Resort & Spa was settled and paid in July 2002.

Current Portion of Deferred Revenue and Advance Deposits

      Current portion of deferred revenue and advance deposits increased to $32.6 million at December 31, 2002, from $22.4 million at June 30, 2002. The increase is substantially related to the collection of annual Premier Club dues at the Boca Raton Resort & Club. The annual dues are being recognized as revenue ratably over the membership year, which commenced on October 1.

Current Portion of Credit Line and Note Payable

      Current portion of credit line and note payable increased to $42.4 million at December 31, 2002, from $227,000 at June 30, 2002. The increase is because the Company had made additional borrowings under this credit facility and because the facility expires in October 2003, and accordingly, the outstanding balance has moved from a long-term obligation to a current obligation.

Working Capital

      Current liabilities exceeded current assets by $55.5 million and $16.2 million at December 31, 2002 and June 30, 2002, respectively. The ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a revolving credit line that represents an additional and immediate potential source of liquidity. See “Capital Resources”.

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

      These risk factors include, among others, risks relating to travel; risks associated with construction and development at the Company’s properties; competition in the Company’s principal business; the availability of financing on terms suitable to the Company and the Company’s dependence on key personnel, as well as other risk factors discussed from time to time in the Company’s Securities and Exchange Commission filings. Risks relating to travel include a change in travel patterns resulting from slowing economic conditions, as well as changes in corporate policies relating to group meetings and air or other travel disruption.

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

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on November 19, 2002, the shareholders voted to elect the directors named in the proxy materials dated October 3, 2002, voted to increase by 1,500,000 shares the number of shares of Class A Common Stock issuance upon the exercise of stock options granted or to be granted under the Company’s stock option plan and voted to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for the year ending June 30, 2003. The results of the voting were as follows:

	For	Withheld	Against	Abstain	Total(1)

Election of Directors:
Steven R. Berrard	2,579,380,898	3,755,288	—	—	2,583,136,186
Dennis J. Callaghan	2,579,843,619	3,292,567	—	—	2,583,136,186
Michael S. Egan	2,579,774,686	3,361,500	—	—	2,583,136,186
Harris W. Hudson	2,579,843,162	3,293,024	—	—	2,583,136,186
H. Wayne Huizenga	2,579,843,169	3,293,017	—	—	2,583,136,186
George D. Johnson, Jr.	2,579,843,364	3,292,822	—	—	2,583,136,186
Henry Latimer	2,579,382,298	3,753,888	—	—	2,583,136,186
Peter H. Roberts	2,579,383,098	3,753,088	—	—	2,583,136,186
Richard C. Rochon	2,579,843,079	3,293,107	—	—	2,583,136,186
Amend Stock Option Plan	2,577,024,768	—	6,096,444	14,974	2,583,136,186
Ratify Selection of Ernst & Young LLP	2,582,452,369	—	682,238	1,579	2,583,136,186

(1)	Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes.

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

BOCA RESORTS, INC.

Date: February 3, 2003	By: /s/ WAYNE MOOR Wayne Moor Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

By: /s/ MARYJO FINOCCHIARO MaryJo Finocchiaro Vice President and Corporate Controller (Principal Accounting Officer)

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

Date: February 3, 2003	/s/ H. WAYNE HUIZENGA ----------------------------------------------------- Chairman of the Board (Principal Executive Officer)

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

Date: February 3, 2003	/s/ WAYNE MOOR ----------------------------------------------------- Senior Vice President, Treasurer and Chief Financial Officer