Form 10-Q
period 2003-03-31
BOCA RESORTS INC
filed 2003-05-13
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

      As of May 13, 2003, there were 39,022,079 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	March 31,	June 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$16,077	$3,691
Restricted cash	647	721
Accounts receivable, net	25,321	21,591
Inventory	7,040	6,433
Current portion of Premier Club notes receivable	3,687	3,382
Other current assets	2,249	3,223

Total current assets	55,021	39,041
Property and equipment, net	824,684	822,630
Intangible assets, net	34,518	34,518
Long-term portion of Premier Club notes receivable	7,021	7,410
Other assets	10,176	13,137

Total assets	$931,420	$916,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$33,654	$30,222
Current portion of deferred revenue and advance deposits	28,685	22,355
Net liabilities of discontinued operations	1,074	2,436
Current portion of credit line and note payable	26,332	227

Total current liabilities	89,745	55,240
Long-term portion of credit line and note payable	—	18,793
Deferred revenue, net of current portion	36,001	38,073
Other liabilities	9,561	9,695
Deferred income taxes	33,582	30,052
Senior subordinated notes payable	190,145	192,895
Premier Club refundable membership fees	55,684	55,716
Commitments and contingencies
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,022,079 and 39,538,479 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	390	395
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at March 31, 2003 and June 30, 2002.	3	3
Contributed capital	459,362	464,565
Retained earnings	56,947	51,309

Total shareholders’ equity	516,702	516,272

Total liabilities and shareholders’ equity	$931,420	$916,736

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31
(In thousands, except per share data)
(Unaudited)

	2003	2002

Leisure and recreation revenue	$100,277	$99,988
Operating expenses:
Cost of leisure and recreation services	37,802	37,091
Selling, general and administrative expenses	22,576	21,479
Depreciation	10,073	8,615

Total operating expenses	70,451	67,185

Operating income	29,826	32,803
Interest and other income	39	50
Interest expense	(5,407)	(6,026)

Income from continuing operations before income taxes	24,458	26,827
Provision for income taxes	9,416	10,731

Net income	$15,042	$16,096

Net income per share — basic	$0.38	$0.40

Shares used in computing net income per share — basic	39,209	39,749

Net income per share — diluted	$0.38	$0.40

Shares used in computing net income per share — diluted	39,563	40,656

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended March 31
(In thousands, except per share data)
(Unaudited)

	2003	2002

Leisure and recreation revenue	$213,615	$197,290
Operating expenses:
Cost of leisure and recreation services	95,859	89,029
Selling, general and administrative expenses	63,978	61,627
Depreciation	28,093	24,843
Loss on early retirement of debt	149	1,613

Total operating expenses	188,079	177,112

Operating income	25,536	20,178
Interest and other income	78	1,034
Interest expense	(16,447)	(18,138)

Income from continuing operations before income taxes	9,167	3,074
Provision for income taxes	3,529	1,230

Income from continuing operations	5,638	1,844
Gain on disposition of discontinued operations, net of income taxes	—	23,728

Net income	$5,638	$25,572

Income per share from continuing operations	$0.14	$0.05
Income per share from discontinued operations	—	0.60

Net income per share — basic	$0.14	$0.64

Shares used in computing net income per share — basic	39,367	39,798

Income per share from continuing operations	$0.14	$0.05
Income per share from discontinued operations	—	0.59

Net income per share — diluted	$0.14	$0.63

Shares used in computing net income per share — diluted	39,907	40,557

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31
(In thousands)
(Unaudited)

	2003	2002

Operating activities:
Net income	$5,638	$25,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,093	24,843
Provision for deferred income taxes	3,529	1,230
Impairment loss on land parcel	2,396	—
Gain on sale of land parcel	(2,291)	—
Loss on early retirement of debt	149	1,613
Non-cash compensation expense	217	—
Gain on disposition of discontinued operations, net of income taxes	—	(23,728)
Changes in operating assets and liabilities
Accounts receivable	(3,730)	(4,813)
Other assets	3,604	2,836
Accounts payable and accrued expenses	2,616	4,962
Deferred revenue and other liabilities	4,092	7,599
Net liabilities of discontinued operations	(1,362)	—

Net cash provided by operating activities	42,951	40,114

Investing activities:
Net proceeds from the sale of land parcels	12,786	—
Net proceeds from the disposition of discontinued operations	—	80,061
Capital expenditures	(42,563)	(61,929)
Change in restricted cash	74	(167)

Net cash provided by (used in) investing activities	(29,703)	17,965

Financing activities:
Borrowings under credit facility	37,000	24,500
Payments under long-term debt agreements and credit facility	(29,688)	(24,672)
Repurchases of senior subordinated notes payable	(2,750)	(57,000)
Repurchases of common stock	(6,174)	(2,306)
Proceeds from exercise of stock options	750	1,120

Net cash used in financing activities	(862)	(58,358)

Cash provided by (used in) continuing operations	13,748	(80,340)
Cash provided by (used in) discontinued operations	(1,362)	80,061
Cash and cash equivalents, at beginning of period	3,691	9,909

Cash and cash equivalents, at end of period	$16,077	$9,630

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

      In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2.     Nature of Operations

      The Company is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company’s resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Resort and Marina (Fort Lauderdale), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two championship golf courses located in Florida — Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples.

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

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

	(In Thousands)
Basic weighted average shares outstanding	39,209	39,749	39,367	39,798
Stock options	354	907	540	759

Diluted weighted average shares outstanding	39,563	40,656	39,907	40,557

      Options to purchase 6.5 million and 5.8 million shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be antidilutive.

4.     Recently Implemented Accounting Standards

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Previously, SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations — Discontinued Events and Extraordinary Items”. Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent, or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on July 1, 2002. Accordingly, losses on the extinguishment of debt that were classified as an extraordinary item in the prior periods presented, have been reclassified to recurring operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of this Statement shall be effective for exit or disposal activities initiated after March 31, 2003. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 is not anticipated to have a material impact on the Company’s results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002 and have been incorporated into these unaudited condensed consolidated financial statements and accompanying notes. See Note 7.

5.     Comprehensive Income

      Comprehensive income was the same as net income for the three and nine months ended March 31, 2003 and 2002.

6.     Long-Lived Assets and Assets to be Disposed of

      In August 2002, the Company sold a land parcel located in Naples, Florida for $5.7 million. The transaction yielded net proceeds of $5.6 million and a pre-tax gain of $2.3 million, which is included in interest and other income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

      In December 2002, the Company sold a land parcel located in Plantation, Florida for $7.2 million, which yielded net proceeds of $7.1 million. The Company recorded an impairment loss of $2.4 million to reflect the

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

difference between the carrying value of this land parcel and the net proceeds during the three months ended September 30, 2002. The impairment loss is included in interest and other income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

7.     Stock Option Plan

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for the options granted under the intrinsic value method, which follows the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income. The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, had been applied.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income as reported	$15,042	$16,096	$5,638	$25,572
Less: total stock based compensation determined under fair value based method for awards, net of related tax effects	448	465	1,343	1,396

Pro forma net income	$14,594	$15,631	$4,295	$24,176

Income per share from continuing operations, as reported	$0.38	$0.40	$0.14	$0.05
Income per share from discontinued operations, as reported	—	—	—	0.60

Net income per share — basic, as reported	$0.38	$0.40	$0.14	$0.64

Income per share from continuing operations, as reported	$0.38	$0.40	$0.14	$0.05
Income per share from discontinued operations, as reported	—	—	—	0.59

Net income per share — diluted, as reported	$0.38	$0.40	$0.14	$0.63

Income per share from continuing operations, Pro forma	$0.37	$0.39	$0.11	$0.01
Income per share from discontinued operations, Pro forma	—	—	—	0.60

Net income per share — basic, Pro forma	$0.37	$0.39	$0.11	$0.61

Income per share from continuing operations, Pro forma	$0.37	$0.38	$0.11	$0.01
Income per share from discontinued operations, Pro forma	—	—	—	0.59

Net income per share — diluted, Pro forma	$0.37	$0.38	$0.11	$0.60

8.     Credit Line and Notes Payable

      As of March 31, 2003, the Company had $26.2 million outstanding under its revolving credit line (which matures on October 31, 2003) and had $60.8 million in immediate availability. While management expects to renew/replace its existing revolving credit line prior to maturity, no assurances can be given that management will be successful in doing so.

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

Management Outlook

      During the three-month period following the September 11, 2001 terrorist attacks on New York’s World Trade Center towers and on the Pentagon, the Company’s results of operations were adversely affected by travel disruption and short-term cancellation of group bookings at its properties. The Company’s resorts have experienced an increase in demand since the beginning of the 2002 calendar year, however, the Company continues to experience an overall slower recovery than expected because of the difficult operating environment characterized by economic weakness, political unrest, including the wars in Afghanistan and Iraq, and increased terror threat levels. These events have also made it more difficult to predict future results because reservation patterns continue to be short-term in nature for the Company’s leisure customer, as well as for some of its smaller sized groups. Because of these factors, management expects that its operating results for the remainder of fiscal 2003 will be lower than originally anticipated.

Non-GAAP Financial Measures

      This quarterly report on Form 10-Q contains a non-GAAP financial measure, within the meaning of applicable Securities and Exchange Commission rules, which we believe is useful to investors. This financial measure is earnings before extraordinary and non-recurring items, interest expense, interest income, income taxes, depreciation and amortization (“EBITDA”). EBITDA is used by management, the lodging industry and certain investors as an indicator of the Company’s historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period. In addition, it has not been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and is thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

      The accompanying table sets forth the operating results for the three and nine months ended March 31 (expressed in 000’s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Leisure and recreation revenue	$100,277	$99,988	$213,615	$197,290
Operating expenses:
Cost of leisure and recreation services	37,802	37,091	95,859	89,029
Selling, general and administrative expenses:
Leisure and recreation	20,420	18,766	58,107	55,079
Corporate	2,156	2,713	5,871	6,548
Depreciation:
Leisure and recreation	10,024	8,556	27,938	24,655
Corporate	49	59	155	188
Loss on early retirement of debt	—	—	149	1,613

Total operating expenses	70,451	67,185	188,079	177,112

Operating income (loss):
Leisure and recreation	32,031	35,575	31,711	28,527
Corporate	(2,205)	(2,772)	(6,175)	(8,349)

Total operating income	29,826	32,803	25,536	20,178
Interest and other income	39	50	78	1,034
Interest expense	(5,407)	(6,026)	(16,447)	(18,138)

Income from continuing operations before income taxes	24,458	26,827	9,167	3,074
Provision for income taxes	9,416	10,731	3,529	1,230

Income from continuing operations	15,042	16,096	5,638	1,844
Gain on disposition of discontinued operations, net of income taxes	—	—	—	23,728

Net income	$15,042	$16,096	$5,638	$25,572

Net cash provided by operating activities	$29,412	$31,416	$42,951	$40,114

Net cash provided by (used in) investing activities	$(11,851)	$(3,481)	$(29,703)	$17,965

Net cash used in financing activities	$(15,327)	$(23,964)	$(862)	$(58,358)

EBITDA (EBITDA loss):
Leisure and recreation	$42,055	$44,131	$59,649	$53,182
Corporate	(2,156)	(2,713)	(5,871)	(6,548)

Total	$39,899	$41,418	$53,778	$46,634

      The accompanying table reconciles EBITDA to operating income for the three and nine months ended March 31 (expressed in 000’s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

EBITDA	$39,899	$41,418	$53,778	$46,634
Less: Loss on early retirement of debt	—	—	(149)	(1,613)
Less: Depreciation	(10,073)	(8,615)	(28,093)	(24,843)

Operating income	$29,826	$32,803	$25,536	$20,178

      The accompanying table sets forth additional operating data for the three and nine months ended March 31 (expressed in 000’s except operating statistics):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2003	2002	% Chg.	2003	2002	% Chg.

Revenue:
Room revenue	$44,994	$45,108	—%	$86,233	$80,151	8%
Non-room related revenue	55,283	54,880	—%	127,382	117,139	9%

Total leisure and recreation revenue	$100,277	$99,988	—%	$213,615	$197,290	8%

Operating Statistics:
Available room nights	208,530	205,266	2%	634,858	617,242	3%
Occupancy	76.0%	77.8%	(2)%	61.7%	60.1%	3%
Average daily rate	$284.04	$282.46	1%	$220.08	$216.04	2%
Room revenue per available room	$215.77	$219.76	(2)%	$135.83	$129.85	5%
Total leisure and recreation revenue per available room	$480.87	$487.11	(1)%	$336.48	$319.64	5%

Leisure and Recreation Revenue

      Leisure and recreation revenue totaled $100.3 million and $100.0 million for the three months ended March 31, 2003 and 2002, respectively, and $213.6 million and $197.3 million for the nine months ended March 31, 2003 and 2002, respectively.

      The slight increase in revenue for the three months ended March 31, 2003 versus the three months ended March 31, 2002 was primarily the result of improvements in room revenue per available room and total revenue per available room at the Company’s Boca Raton property. Business at the Company’s Naples properties was disrupted by comprehensive room renovations at both the Registry Resort and Edgewater Beach Hotel during the recently concluded three-month period. Renovation projects at these properties were completed in late January 2003. Despite the disruptions, the decrease in aggregate resort portfolio occupancy was marginal. For the three months ended March 31, 2003, occupancy was 76.0%, compared to 77.8% for the comparable prior year period, while the average daily rate charged at the Company’s resorts increased slightly to $284.04 for the recently concluded three-month period, up from $282.46 for the comparable prior year quarter.

      The $16.3 million increase in revenue for the nine months ended March 31, 2003 versus the comparable prior year period was primarily the result of a strong financial performance at the Boca Raton Resort & Club which yielded period over period advances in occupancy, average daily rate and ancillary (non-room) customer spending. Aggregate resort portfolio occupancy increased to 61.7% for the nine months ended March 31, 2003, compared to 60.1% for the comparable prior year period, while the average daily rate charged at the Company’s resorts increased to $220.08 for the recently concluded nine-month period, up from $216.04 for the prior year nine-month period. The increase in occupancy also contributed to an increase in certain ancillary revenue from sources such as food and beverage sales, retail sales and golf revenue for the nine months ended March 31, 2003, as compared to the nine months ended March 31, 2002. The increase in leisure and recreation revenue did not correspond with the increase in total revenue per available room for the periods presented due to an increase in the number of available rooms following the completion of the new marina wing (the “Yacht Club”) featuring 112 water-view rooms, additional meeting space and marina slips at the Boca Raton Resort & Club. Some of the quarter over quarter increase in revenue was attributable to the poor performance in the prior year’s nine-month period, subsequent to the September 11, 2001 terrorist attacks.

Leisure and Recreation Operating Expenses

      Cost of leisure and recreation services totaled $37.8 million, or 38% of revenue, for the three months ended March 31, 2003, compared to cost of leisure and recreation services of $37.1 million, or 37% of revenue, for the three months ended March 31, 2002. Cost of leisure and recreation services totaled $95.9 million, or 45% of revenue, for the nine months ended March 31, 2003, compared to cost of leisure and recreation services of $89.0 million, or 45% of revenue, for the nine months ended March 31, 2002. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments, spas and other amenities at the resorts.

      Leisure and recreation selling, general and administrative expenses (“S,G&A”) totaled $20.4 million, or 20% of revenue, for the three months ended March 31, 2003, compared to S,G&A of $18.8 million, or 19% of revenue, for the three months ended March 31, 2002. Leisure and recreation S,G&A totaled $58.1 million, or 27% of revenue, for the nine months ended March 31, 2003, compared to S,G&A of $55.1 million, or 28% of revenue, for the nine months ended March 31, 2002. Leisure and recreation S,G&A includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses. Leisure and recreation S,G&A as a percent of revenue for the nine months ended March 31, 2002 was disproportionately high due to a decrease in revenue following the September 11, 2001 terrorist attacks. However, leisure and recreation S,G&A for both the three and nine month periods ended March 31, 2003 was adversely affected by an increase in energy and insurance costs.

      Leisure and recreation depreciation expense totaled $10.0 million and $8.6 million for the three months ended March 31, 2003 and 2002, respectively, and $27.9 million and $24.7 million for the nine months ended March 31, 2003 and 2002, respectively. The increase in depreciation expense for the three months ended March 31, 2003, compared to the three months ended March 31, 2002 was primarily the result of an increase in depreciation expense following the completion of rooms renovations at the Registry Resort and Edgewater Beach Hotel. The increase in depreciation expense for the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002 was the result of an increase in depreciation expense following the completion of several capital projects at the Boca Raton Resort & Club, including the new Yacht Club, a new state-of-the-art 50,000 square foot world-class spa complex and a new golf clubhouse and casual restaurant as well as the room renovations at the Registry Resort and Edgewater Beach Hotel.

Leisure and Recreation Operating Income

      Leisure and recreation operations reported operating income of $32.0 million and $35.6 million for the three months ended March 31, 2003 and 2002, respectively, and $31.7 million and $28.5 million for the nine months ended March 31, 2003 and 2002, respectively. The decrease in operating results for the three months ended March 31, 2003 versus the three months ended March 31, 2002 was primarily due to an increase in energy and insurance costs as well as an increase in depreciation expense. The improvement in operating results for the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002, was primarily because the prior year figures were adversely impacted by a decrease in revenue and corresponding earnings following the September 11, 2001 terrorist attacks.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $2.2 million and $2.7 million for the three months ended March 31, 2003 and 2002, respectively, and $5.9 million and $6.5 million for the nine months ended March 31, 2003 and 2002, respectively. Pursuant to the management services agreement, Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company’s Chairman, provides certain administrative, financing, tax, investor relations and strategy related services to the Company. For the fiscal year ending on June 30, 2003, the management fee paid to Huizenga Holdings, Inc. has been limited to the lesser of 1% of total revenue, or $1.9 million. Prior to fiscal 2003, the agreement provided for a management fee equal to 1% of total revenue. Accordingly, management fee expense declined $315,000 during the three months ended

March 31, 2003 and $573,000 during the nine months ended March 31, 2003 versus the comparable prior year periods.

Loss on Early Retirement of Debt

      The Company recorded a loss of $149,000 and $1.6 million relating to the repurchase of its 9.875% senior subordinated notes during the nine months ended March 31, 2003 and 2002, respectively. The loss represents the non-cash charge-off of a pro rata portion of the debt issuance costs previously capitalized when the notes were issued, together with the premium paid to acquire the notes.

Interest and Other Income

      Interest and other income totaled $39,000 and $50,000 for the three months ended March 31, 2003 and 2002, respectively, and $78,000 and $1.0 million for the nine months ended March 31, 2003 and 2002, respectively. The decrease in interest and other income for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002 was primarily because the Company invested a portion of the proceeds from the sale of the entertainment and sports business in time deposit accounts during the prior year period until such proceeds were subsequently used to repurchase a portion of the Company’s outstanding 9.875% senior subordinated notes. In addition, during the nine months ended March 31, 2003, interest and other income included a $2.3 million gain on the sale of a land parcel located in Naples, Florida, as well as, an impairment loss of $2.4 million to reflect the difference between the carrying value of a land parcel located in Plantation, Florida and the net proceeds. See Note 6 to the Unaudited Condensed Consolidated Financial Statements.

Interest Expense

      Interest expense totaled $5.4 million and $6.0 million for the three months ended March 31, 2003 and 2002, respectively, and $16.4 million and $18.1 million for the nine months ended March 31, 2003 and 2002, respectively. The decrease in interest expense during the three months ended March 31, 2003 versus the three months ended March 31, 2002 was primarily the result of a reduction in the Company’s average outstanding 9.875% senior subordinated notes payable. For the nine months ended March 31, 2003, fluctuations in the amount of interest capitalized on projects under construction during the periods presented were partially offset by the fluctuations in interest expense resulting from changes in the average outstanding indebtedness during the periods.

Provision for Income Taxes

      The Company recorded a provision for income taxes totaling $9.4 million, or 38.5% of pretax income from continuing operations, and $10.7 million, or 40% of pretax income from continuing operations, for the three months ended March 31, 2003 and 2002, respectively. The Company recorded a provision for income taxes totaling $3.5 million, or 38.5% of pretax income from continuing operations, and $1.2 million, or 40% of pretax income from continuing operations for the nine months ended March 31, 2003 and 2002, respectively. The Company revised its estimated effective state income tax rate applicable to future periods to reflect the Company’s current businesses, which are located entirely in Florida.

Income from Continuing Operations

      Income from continuing operations totaled $15.0 million and $16.1 million for the three months ended March 31, 2003 and 2002, respectively, and $5.6 million and $1.8 million for the nine months ended March 31, 2003 and 2002, respectively. The figures for the three and nine months ended March 31, 2003 were affected by the difficult operating environment characterized by economic weakness, the wars in Afghanistan and Iraq, increased terror threat levels and continued energy and insurance cost pressures. The figures for the three and nine months ended March 31, 2002 were affected by a decrease in revenue following the September 11, 2001 terrorist attacks.

Discontinued Operations

      On July 25, 2001 the Company sold its entertainment and sports business. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.3 million secured promissory note (which was paid January 25, 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The gain on disposition of this discontinued operation was $23.7 million.

Liquidity and Capital Resources

      Unrestricted cash and cash equivalents increased to $16.1 million at March 31, 2003, from $3.7 million at June 30, 2002. The major components of the change are discussed below.

     Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $43.0 million and $40.1 million for the nine months ended March 31, 2003 and 2002, respectively. The slight increase in net cash provided by operating activities for the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002, was primarily because during the prior year nine-month period the Company received less cash from its business than during the current year period due to a decline in earnings and corresponding net cash flow following the September 11, 2001 terrorist attacks.

     Net Cash Provided by (Used In) Investing Activities

      Net cash used in investing activities totaled $29.7 million for the nine months ended March 31, 2003, compared to net cash provided by investing activities of $18.0 million for the nine months ended March 31, 2002. The change was partially because the Company received $80.1 million from the sale of the entertainment and sports business during the prior year period, while during the nine months ended March 31, 2003, the Company received $12.8 million from the sale of land parcels located in Naples, Florida and Plantation, Florida.

      Additionally, capital expenditures totaled $42.6 million and $61.9 million for the nine months ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003, capital projects included a comprehensive room renovation at the Registry Resort covering 395 guestrooms, which includes all new furnishings and new five fixture bathrooms. The Company also renovated approximately 60 guest suites at the Edgewater Beach Hotel and is continuing work on a marina renovation at the Bahia Mar Resort and Yachting Center, which includes the reconfiguration of the existing boat slips. This extensive marina renovation, which is being funded substantially from free cash flow, will result in a state-of-the art yachting center with 242 reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to 200+ feet, without reducing the linear rentable feet. During the nine months ended March 31, 2002, the Company completed construction on various projects at the Boca Raton Resort & Club including the new Yacht Club, as well as, a new 50,000 square foot state-of-the-art spa complex and a new golf clubhouse with casual restaurant.

      The change in restricted cash was not material from June 30, 2002 to March 31, 2003 or from June 30, 2001 to March 31, 2002.

     Net Cash Used in Financing Activities

      Net cash used in financing activities totaled $862,000 and $58.4 million for the nine months ended March 31, 2003 and 2002, respectively. Financing activities for the periods presented primarily includes borrowings, net of repayments, under the Company’s revolving credit facility, as well as, repurchases of the Company’s common stock and 9.875% senior subordinated notes. The change in net cash flow for the periods presented was primarily because the Company repurchased $2.8 million in senior subordinated notes during the nine months ended March 31, 2003, compared to $57.0 million in senior subordinated notes during the nine months ended March 31, 2002.

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

      As of March 31, 2003, the Company had $26.2 million outstanding under its revolving credit line (which matures on October 31, 2003) and had $60.8 million in immediate availability. While management expects to renew/replace its existing revolving credit line prior to maturity, no assurances can be given that management will be successful in doing so. Nonetheless, as a result of the current availability under this credit line, combined with cash on hand, management believes the Company has sufficient funds to continue its capital enhancement plans during fiscal 2003 and support on-going operations, including meeting debt service obligations as they come due.

Financial Condition

      Significant changes in balance sheet data from June 30, 2002 to March 31, 2003 are discussed below.

     Accounts Receivable

      Accounts receivable increased to $25.3 million at March 31, 2003, from $21.6 million at June 30, 2002. It is customary for the Company’s trade receivables to increase during certain periods of the year as a result of the seasonality of its business.

     Other Assets

      Other assets decreased to $10.2 million at March 31, 2003, from $13.1 million at June 30, 2002. The decrease in other assets is partially the result of amortizing debt issuance costs, which are included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. In addition, a receivable was liquidated that arose in connection with the Company incurring expenditures as a result of construction on a public bridge that adversely affected access, among other things, to one of the Company’s resort properties.

     Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses increased to $33.7 million at March 31, 2003, from $30.2 million at June 30, 2002. The increase was primarily due to a $1.3 million increase in trade payables, which customarily increase during certain periods of the year as a result of the seasonality of the Company’s business, as well as an increase in accrued interest on the Company’s 9.875% senior subordinated notes. Interest on the notes is paid semi-annually on October 15 and April 15. At March 31, 2003, the accrual for interest totaled $8.7 million (representing interest for 167 days on $190.1 million outstanding notes). At June 30, 2002, the accrual for interest totaled $4.0 million (representing interest for 76 days on $192.9 million outstanding notes). The $1.3 million increase in trade payables and $4.7 million increase in accrued interest from June 30, 2002 to March 31, 2003 was partially offset by a $2.9 million decrease in accrued legal settlements as certain litigation retained in connection with the Arizona Biltmore Resort & Spa was settled and paid in July 2002.

     Current Portion of Deferred Revenue and Advance Deposits

      Current portion of deferred revenue and advance deposits increased to $28.7 million at March 31, 2003, from $22.4 million at June 30, 2002. The increase is partially related to the collection of annual Premier Club dues at the Boca Raton Resort & Club. The annual dues are being recognized as revenue ratably over the membership year, which commenced on October 1. In addition, advance deposits increased from June 30, 2002 to March 31, 2003 as a result of the seasonality of the Company’s business.

     Current Portion of Credit Line and Note Payable

      Current portion of credit line and note payable increased to $26.3 million at March 31, 2003, from $227,000 at June 30, 2002. The increase is because the Company had made additional borrowings under this credit facility and because the facility expires in October 2003, and accordingly, the outstanding balance has moved from a long-term obligation to a current obligation.

     Working Capital

      Current liabilities exceeded current assets by $34.7 million and $16.2 million at March 31, 2003 and June 30, 2002, respectively. The ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a revolving credit line that represents an additional and immediate potential source of liquidity and management expects to renew/replace this revolving credit line prior to maturity. See “Capital Resources”.

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

      These risk factors include, among others, risks relating to travel; risks associated with construction and development at the Company’s properties; competition in the Company’s principal business; the availability of financing on terms suitable to the Company and the Company’s dependence on key personnel, as well as other risk factors discussed from time to time in the Company’s Securities and Exchange Commission filings. Risks relating to travel include a change in travel patterns resulting from slowing economic conditions and geopolitical conditions, as well as changes in corporate policies relating to group meetings and air or other travel disruption.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4.     Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman of the board (the Company’s principal executive officer) and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the foregoing, the Company’s chairman of the board and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Additionally, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

BOCA RESORTS, INC.

Date: May 13, 2003	By: /s/ WAYNE MOOR Wayne Moor Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

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

Date: May 13, 2003	/s/ H. WAYNE HUIZENGA ----------------------------------------------------- Chairman of the Board (Principal Executive Officer)

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

Date: May 13, 2003	/s/ WAYNE MOOR ----------------------------------------------------- Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)