Form 10-K
period 2003-06-30
BOCA RESORTS INC
filed 2003-09-26
CIK 1020905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

None

(Title of class)

      Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

      As of September 11, 2003, the registrant had 39,095,578 shares of Class A common stock, $ .01 par value (the “Class A Common Stock”), outstanding and 255,000 shares of Class B common stock, $.01 par value (the “Class B Common Stock”), outstanding.

      The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $303.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III Portions of the Registrant’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

      Part IV Portions of previously filed reports and registration statements.

INDEX

TO FORM 10-K

i

PART I

Item 1.  Business

Introduction

      Boca Resorts, Inc. (the “Company”) is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company previously owned an entertainment and sports business, which primarily included the operations of the Florida Panthers Hockey Club and related arena management operations. This business was sold in July 2001 and, accordingly, the entertainment and sports business has been accounted for as discontinued operations.

      The Company’s resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale) and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two golf clubs located in Florida (the Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples) that serve as additional amenities to the Company’s resorts as well as components of the Company’s exclusive social club, known as the Premier Club and the Company owns and operates two golf courses in Boca Raton that are part of the Boca Raton Resort & Club. Previously, the Company owned the Arizona Biltmore Resort & Spa, which was sold in December 2000.

      The Company’s resorts possess significant competitive and operational strengths. The resorts are unique, irreplaceable assets in desirable locations with strong recognition and positioning in their markets. The Company’s resorts provide multiple and diverse revenue streams and attract primarily upscale business and leisure customers. In addition, through the development of additional guestrooms and/or resort amenities, the resorts have opportunities to increase revenue and cash flow.

      The Company’s website is located at www.bocaresortsinc.com. It is the Company’s policy to post on its website its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

      For a discussion of the Company’s revenue, income and assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included later herein. The Company was incorporated in Florida in 1996 and re-incorporated in Delaware in 1997.

Business Strategy

      While management continuously evaluates ownership, acquisition and divestiture alternatives, its current strategy is to focus on internal expansion and development opportunities at its existing properties. The Company’s objective is to maximize the cash flow from, and the value of, the Company’s business by:

•	Continuing Internal Growth Through Capital Improvements at the Resorts. Management believes that the Company’s resorts have the opportunity for continued internal growth. In addition to normal recurring capital expenditures from 1998 to the present, over $250.0 million has been invested (or is committed to be invested) in the resorts on capital projects. In addition to comprehensive guestroom renovations at all of our properties, capital enhancements have included the following projects: at the Boca Raton Resort & Club, a new 112 water-view room marina hotel and marina slips (the “Yacht Club”), a 50,000 square foot spa complex, a golf clubhouse, additional retail and restaurant space, a 140,000 square foot conference center (the “Mizner Center”), a redesigned golf course, a tennis and fitness center and a four story parking garage; at the Registry Resort at Pelican Bay, a new aquatic center, additional meeting space and beachfront improvements; and at the Radisson Bahia Mar Resort and Yachting Center, a marina renovation that will include 242 slips sized to accommodate yachts ranging in size from 80 feet to 200 plus feet. Additionally, to enhance the Premier Club golf experience and to add to the Company’s resort amenities, the Company renovated Grande Oaks Golf Club in 1999 and constructed Naples Grande Golf Club in 2000.

      Management believes that these capital expenditures have resulted in, and will continue to produce, increases to the average daily room rates, occupancy and non-room sources of revenue at its resorts. Management also believes that the high quality of the Company’s resorts will continue to attract higher spending corporate groups, which in turn will increase total revenue per available room. Despite the economic recession, together with travel disruption in the aftermath of the events of September 11, 2001, the average daily room rate, excluding the Arizona Biltmore Resort & Spa, was $214.06, $210.43 and $209.79 for the years ended June 30, 2003, 2002 and 2001, respectively.

•	Continuing to Focus on Upscale Business and Leisure Customers.Management believes that its primary focus on corporate group customers and upscale leisure and business customers allows the Company to maximize total revenue per available room. It has been management’s experience that these customers are more likely to use the additional fee-for-use amenities and facilities available at the resorts, thereby increasing revenue. Additionally, group customers tend to book reservations 12 to 36 months in advance of their stay, which enables management to better estimate future revenue streams and manage corresponding expenses. Group business has also been used by the Company to fill off-peak leisure periods. Management believes that by targeting upscale customers the Company is well positioned to take advantage of demographic trends (which include an aging “baby-boom” population with increasing disposable income) that are creating increased demand for luxury resorts and related amenities. Management also believes the resorts will be able to capitalize on these trends given the properties’ unique nature and locations. The Company’s ability to capitalize on these trends is enhanced by the high barriers of entry into the luxury resort industry.

•	Continuing to Capitalize on Integration and Cost-Saving Opportunities. All of the Company’s resorts were acquired and, as a result, management continues integrating the operations of its properties, including reservations, purchasing, training, information systems, insurance and marketing, in order to achieve greater operating efficiencies and improved profit margins. In addition, management believes that managing all of the resorts by a single management team with established practices and systems will continue to improve the efficiency of the resort operations, create economies of scale and offer employees internal advancement opportunities.

•	Continuing to Enhance Premier Club Value. The Company continues to enhance its Premier Club, which was first introduced in 1991 at the Boca Raton Resort & Club, by expanding its amenity base. In addition, the Company expanded its Premier Club operations with the opening of Grande Oaks Golf Club in June 1999 and Naples Grande Golf Club in February 2000. Membership in the Boca Raton Resort Premier Club allows Premier Club members access to the Boca Raton Resort & Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Company has recently added to the resort amenity base with projects such as the spa complex and golf clubhouse at the Boca Raton Resort & Club and the aquatic center at the Registry Resort at Pelican Bay. In addition to attracting new club members who provide an additional revenue base, the Company is able to offer guests of the Company’s Fort Lauderdale and Naples resorts play at the 18-hole championship facilities at Grande Oaks and Naples Grande and is able to offer reciprocal amenities to the Boca Raton Resort & Club Premier Club members. With its Premier Clubs, the Company generates substantial additional revenue by leveraging off of its existing facilities and services. During the year ended June 30, 2003, the Company recognized $14.5 million in revenue associated with annual Premier Club dues, together with nearly $9.0 million in revenue associated with Premier Club member use of amenities available to them on a fee-for-use basis. Management anticipates that the Premier Club will continue to be successful in marketing resort amenities, including restaurants, pools, and where available, tennis, golf, spas and other leisure and recreational facilities to residents in local communities in a country club/social club setting.

      The following table sets forth a summary of the key physical attributes of each of the Company’s resorts:

					Access to		Access to		No.	No. of
			No. of	Conference	No. of		No. of	No. of	of	Food &	No. of
			Rooms	Space	Golf		Tennis	Swimming	Boat	Beverage	Retail
	Acres		/Suites	Sq. Ft.	Courts		Courts	Pools	Slips	Sites	Shops

Boca Raton Resort & Club	337		1,041	156,966	4	(a)	30	5	32	16	12
Registry Resort at Pelican Bay	18		474	43,020	4	(b)	15	5	—	8	5
Edgewater Beach Hotel	3		126	3,450		(b)	(c)	1 (c)	—	3	1
Hyatt Regency Pier 66 Hotel and Marina	24		380	26,905	1	(d)	2	2	127	6	2
Radisson Bahia Mar Resort and Yachting Center	39		296	20,150		(d)	4	1	242 (f)	3	5

	421	(e)	2,317	250,491	9		51	14	401	36	25

(a)	Boca Raton Resort & Club maintains one 18-hole golf course on premises and another at the resort’s country club location. In addition, the resort has access to two 18-hole golf courses through use agreements, one of which expires in the Fall of 2003.
(b)	Guests at the Registry Resort at Pelican Bay and the Edgewater Beach Hotel have access to the 18-hole Naples Grande Golf Club, which is owned by the Company, and to three 18-hole golf courses through use agreements.
(c)	Edgewater Beach Hotel guests have access to the tennis courts and aquatic complex at the Registry Resort at Pelican Bay.
(d)	Hyatt Regency Pier 66 Hotel and Marina and Radisson Bahia Mar Resort and Yachting Center have access to Grande Oaks Golf Club, which is owned by the Company.
(e)	Excludes the acreage associated with Grande Oaks and Naples Grande Golf Clubs.

(f)	The Bahia Mar Resort and Yachting Center is currently undergoing a marina renovation, which involves the reconfiguration of the existing boat slips. The renovation will result in reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to 200 plus feet, without reducing the rentable linear feet.

      Amenities and services at the resorts include conference facilities, golf courses, tennis facilities, spas, fitness centers, marinas, restaurants, retail outlets, swimming pools, beach access and other activities and services. The diversity and number of amenities and services at the resorts provide the Company with substantial non-room revenue. For the years ended June 30, 2003, 2002 and 2001, 60%, 60% and 58%, respectively, of resort revenue was generated from non-room sources. In addition, these luxury amenities and services allow the Company to maintain premium pricing for its rooms.

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

      In addition to being available for the Company’s hotel guests, the resorts’ extensive amenity base is also available to Premier Club members. Membership in the Boca Raton Resort Premier Club allows Premier Club members access to the Boca Raton Resort & Club grounds, restaurants, recreational facilities and other private social functions, which are otherwise restricted to resort guests. The Boca Raton Resort Premier Club currently requires an initial membership fee of $50,000 and annual social dues starting at $3,400. Additional dues are required for members who wish to use the resort’s golf and tennis facilities. In addition, Premier Club members generate revenue through the use of existing resort facilities and services, which are available on a fee-for-use basis. Grande Oaks Golf Club and Naples Grande Golf Club offer members and guests of the Company’s Fort Lauderdale and Naples resorts play at these championship golf facilities and provide reciprocal amenities to other Premier Club members. The Company currently charges $33,500 and $40,000 for membership initiation fees at Grande Oaks Golf Club and Naples Grande Golf Club, respectively, and annual golf dues of $5,950 and $4,800 at Grande Oaks Golf Club and Naples Grande Golf Club, respectively.

Summary Resort Information

Boca Raton Resort & Club

•	Renovations/Expansion. In January 2002, the Company completed the new Yacht Club at the Boca Raton Resort & Club. The Yacht Club consists of 112 water-view luxury guestrooms, additional meeting space and reconfigured marina slips. In December 2001, the Company completed a new 50,000 square foot world-class spa complex and a new golf clubhouse and casual restaurant. In 2000, the Company opened a new Tuscan-style restaurant and added retail space. In 1999, the Company completed a parking facility, a chiller plant and commenced activity on a room renovation, which encompassed most of the guestrooms and was concluded in December 2001. In January 1998, the Company completed a new 140,000 square foot conference facility, a tennis and fitness center complex and a new Gene Bates-designed 18-hole golf course, replacing one of its previous 18-hole golf courses.

•	Distinctions. Boca Raton Resort & Club has been awarded numerous honors including Successful Meetings Pinnacle Award in 2003, Meeting and Conventions Gold Tee Award in 2003, the Readers’ Award as one of the “Top Hotels in North America” by Travel & Leisure magazine in 2001, Meetings and Conventions Gold Key Award for 2002 (and for the previous twenty-two consecutive years), Corporate Meetings and Incentives Paragon Award in 2002 and Golf magazine Silver Medal Award for 2002.

Registry Resort at Pelican Bay

•	Renovations/Expansion. In January 2003, the Company completed a comprehensive room renovation covering 395 guestrooms, which included all new furnishings and new five fixture bathrooms. In December 2000, the Company added 6,000 square feet of flexible meeting space providing the Registry Resort with the largest meeting venue in the Naples market. The Company also completed a new aquatic center, which features a Mangrove Mountain 100-foot water slide to the main pool and private cabana rentals and completed beach improvements.

•	Distinctions. Registry Resort has received AAA’s Four Diamond Award and been named to Zagat’s Top 10 Resorts in Florida every year since 1988, been named to Conde Nast Traveler Gold List every year since 1995, received Meetings and Conventions Gold Key Award for 2001 and Corporate Meetings and Incentives Paragon Award in 2001 and been named among the Top 100 World’s Best Resorts in the Continental U.S. by Travel & Leisure magazine in 2000.

Edgewater Beach Hotel

•	Renovations/Expansion. Edgewater Beach Hotel completed the final phase of its guest suite renovation in January 2003.

•	Distinctions. Edgewater Beach Hotel has consistently received AAA’s Four Diamond Award, been featured in Resorts and Great Hotels and been named to Conde Nast Traveler’s Best Places to Stay in the World.

Hyatt Regency Pier 66 Hotel and Marina

•	Renovations/Expansion. Hyatt Regency Pier 66 completed a renovation of its guestrooms in November 1998 and is currently undertaking planning and design work for expanded conference space and spa services.

•	Distinctions. Hyatt Regency Pier 66 received AAA’s Four Diamond Award for 2003 and in each of the previous twenty years, Successful Meetings Magazine’s Pinnacle Award for 2003 and Meetings and Conventions Gold Key Award for 2003.

•	Franchise Agreement. The Company has a franchise agreement with Hyatt Franchise Corporation (“Hyatt”) that terminates in November 2014. The agreement provides for the payment of monthly royalty fees equal to 5% of gross room revenue. The agreement also provides for the payment to Hyatt

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

Radisson Bahia Mar Resort and Yachting Center

•	Renovations/Expansion. Radisson Bahia Mar completed a comprehensive room renovation in 2000 and is undergoing a marina renovation, which will be completed in the Fall of 2003. The principal element of the refurbishment is the replacement of 330 fixed concrete and wood slips with a 242-slip floating dock system aimed at accommodating mega yachts ranging in size from 80 feet to 200 plus feet. Even though the reconfiguration will result in fewer slips, the rentable linear feet will remain the same and provide the Company with better utilization.

•	Distinctions. Radisson Bahia Mar has consistently received the Mobil Travel Guide’s Three Star Award and the AAA’s Three Diamond Award and was previously awarded the Radisson Hotels Worldwide President’s Award and the Anchor Award presented by Marine Industries Association of South Florida. Each Fall, the Radisson Bahia Mar marina is host to the Fort Lauderdale International Boat Show, an annual six-day boating and marine event, which is believed to be the world’s largest in-water boat show.

•	License Agreement. The Company has a license agreement with Radisson Hotels International, Inc., (“Radisson”) which expires in July 2004. The terms of the Radisson license agreement allow the Company to operate the hotel using Radisson’s proprietary hotel management system and require the Company to pay annual fees to Radisson equal to 5% of Radisson Bahia Mar’s gross room revenue.

•	Leases. The site of the resort is subject to a land lease that expires in 2062.

      In addition to the resort properties discussed above, the Company also owns Grande Oaks Golf Club and Naples Grande Golf Club. Grande Oaks Golf Club was formerly known as Rolling Hills Golf Club, site of the movie comedy “Caddy Shack”. The property now features a redesigned 18-hole championship golf course designed by Raymond Floyd, a 35-acre, newly designed practice facility and a newly constructed clubhouse. Naples Grande Golf Club was designed by golf architect Rees Jones and has been recognized as one of the “Top 100 Golf Courses” by Golf Digest and Fodor’s Places to Play.

      The Company predominantly utilized cash flow from operations to fund the previously discussed renovations and expansion at its resorts and golf clubs.

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

Insurance

      The Company maintains comprehensive insurance on its properties, including liability, business interruption, fire and extended coverage including windstorm and flood, in the types and amounts management believes are customary for the resort and hotel industry. Management uses its discretion in determining amounts, coverage limits and deductible provisions of insurance, with a view to obtaining appropriate insurance on its properties at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a total loss, might not be sufficient to cover the full current market value of the property. In addition, in the event of such loss, the insurance proceeds received by the Company might not be adequate to restore its economic position. Certain insurance risks for medical and workers’ compensation are self-insured by the Company subject to certain stop-loss thresholds.

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

      The Phase I and Phase II assessments have not revealed any environmental liability or compliance concerns that management believes would have a material adverse effect on the business, nor is management aware of any such material liability or concern. Phase I and Phase II assessments cannot provide full and complete knowledge of environmental conditions and compliance matters. Therefore, management cannot assure you that: (1) material environmental liabilities or compliance concerns do not exist; (2) an identified matter that does not appear reasonably likely to be material will not result in significantly greater expenditures than is currently anticipated; or (3) there are not material environmental liabilities or compliance concerns of which management is unaware.

Employees

      At June 30, 2003, the Company employed 3,259 full-time and 646 part-time employees. In addition, the Company employs 13 corporate administrative personnel. None of the employees are subject to any collective bargaining agreement, and the Company believes that its relationship with its employees is good.

Seasonality

      The Company’s revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. Because of this variability in demand, the Company’s revenue fluctuates quarter-to-quarter, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Historically,

16%, 25%, 35% and 24% of annual revenue has been derived during the first, second, third and fourth fiscal quarters, respectively. Although historically the trend in quarterly revenue for the second, third and fourth fiscal quarters of each year (October through June) is generally higher than the first fiscal quarter (July through September), there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

Trademarks

      The Company has registered trademarks and service marks, some of which, including several relating to the Boca Resort name and Registry name, are of material importance to the Company’s business. The Company’s other related marks, while valuable, are not material to its business. Trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to be generic. The Company presently uses two national trade names for two of its resorts pursuant to licensing arrangements with national franchisors. The duration for use pursuant to the licensing arrangements is disclosed under “Franchise Agreement” and “License Agreement.”

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

      In August 2002, the Company sold a land parcel located in Naples, Florida for $5.7 million, which yielded net proceeds of $5.6 million. The Company recorded a gain on the disposition of $2.3 million.

      In July 2001, the Company sold its entertainment and sports business after a thorough examination of its strategic relationship to the core leisure and recreation operations. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.3 million secured promissory note (which was paid January 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs exceeded $70.0 million and the gain on disposition was $26.2 million.

      In December 2000, the Company executed a definitive agreement and closed on the sale of the Arizona Biltmore Resort & Spa for $335.0 million, plus certain working capital adjustments. The net proceeds from the asset sale amounted to $279.0 million and was substantially used to repay indebtedness. The gain on the sale was nominal.

Risk Factors

      The business, financial position, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company’s Class A Common Stock, may be adversely affected by a number of factors. Such factors, among other items, include:

The Company faces risks relating to travel. The Company’s customers consist of corporate and other group customers, upscale leisure travelers and individual business travelers. A change in travel patterns resulting from slowing economic conditions, a change in corporate policies relating to group meetings, air or other travel disruption, third party increases in travel costs or disruption caused by natural disaster, war or political unrest could have a material adverse effect on the Company’s financial position and results of operations.

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

The Company may make significant capital expenditures to further develop the resorts and these expenditures involve risks. The Company’s growth strategy contemplates expanding the infrastructure at certain of its resorts. The resorts may also need periodic renovations or other capital improvements to keep them well maintained and competitive. Unexpected excessive costs of any expansion or needed renovation or capital improvements could have a material adverse effect on the Company’s financial position and results of operations. Also, any capital expenditure for expansion, renovation or improvement of the resorts may not generate the financial returns expected. Such capital expenditures could involve certain risks, including the possibility of environmental problems; the possibility that cash to fund renovations will not be available or that financing for renovations will not be available on favorable terms; uncertainties as to market demand or deterioration in market demand after commencement of renovations; the emergence of unanticipated zoning, environmental and regulatory requirements; so called “acts of God”, such as hurricanes that could adversely impact a project and competition from other resorts, hotels and alternative lodging facilities.

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

The Company may become subject to liabilities under environmental laws. Operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, including the cleanup of contamination, as well as the cost of complying with future legislation. In connection with the acquisition of the resorts and other properties, Phase I, and in some instances Phase II, environmental site assessments were obtained in order to evaluate potential environmental liabilities. Although these assessments have identified certain matters that will require the Company to incur costs to remedy, based on current information, none of these matters appears likely to have a material adverse effect on the business, assets, results of operations or liquidity. However, because these assessments cannot give full and complete knowledge of environmental liability and compliance matters, management cannot assure you that the costs of complying with environmental laws and of defending against claims of liability arising under environmental laws will not have a material adverse effect on the financial position and results of operations.

The Company’s resort business is seasonal. The resort operations are generally seasonal. The resorts historically experience greater revenue, costs and income in the second and third quarters of the fiscal year ended June 30 due to increased occupancy and room rates during the winter months.

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

Control by H. Wayne Huizenga. The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval, each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. As of June 30, 2003, Mr. Huizenga, the Company’s Chairman and Chief Executive Officer, beneficially owned voting stock of the Company with the power to vote 98.5% of the total votes entitled to be cast on any matter submitted to a vote of stockholders. As the sole owner of Class B Common Stock, Mr. Huizenga has the ability to indirectly control the management and policies, as well as the outcome of substantially all matters submitted to the stockholders for approval, including the election of directors.

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

Item 2.  Properties

      The Company’s corporate headquarters are located at the Boca Raton Resort & Club. The Company considers its resorts to be leading establishments with respect to desirability of location, size of facilities, physical condition, quality and variety of services offered in the areas in which they are located. See further description of properties under “Business”. Certain of the Company’s resorts serve as security under a revolving credit facility. See Note 8 to the Consolidated Financial Statements included later herein.

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

	Price Range of Class A
	Common Stock

	High	Low

Fiscal year Ended June 30, 2003:
First Quarter	$13.30	$9.60
Second Quarter	11.87	9.60
Third Quarter	11.86	10.00
Fourth Quarter	13.20	10.96
Fiscal year Ended June 30, 2002:
First Quarter	$14.50	$9.00
Second Quarter	13.08	9.32
Third Quarter	13.40	11.55
Fourth Quarter	14.18	12.37

      On September 11, 2003 the last reported sales price of the Class A Common Stock on the NYSE was $13.00. As of the same date, there were approximately 8,900 holders of record of the Class A Common Stock.

      Since its inception, the Company has not paid any cash dividends on the Class A Common Stock or the Class B Common Stock. The Company does not intend to pay any cash dividends with respect to its common stock in the foreseeable future. The Company’s current ability to pay dividends is limited in dollar amount under covenants of its outstanding senior subordinated notes. These covenants also limit the Company’s ability to pay dividends in the future. See Note 9 to the Consolidated Financial Statements included later herein.

Equity Compensation Plans

      The following table summarizes the Company stock option plans as of June 30, 2003:

Number of
	Securities to be		Number of Securities
	Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options	Outstanding Options	Under Stock Option Plan

Stock option plan approved by stockholders	6,981,055	$13.68	1,679,727

Item 6.  Selected Financial Data

      The financial data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. In July 2001, the Company sold its entertainment and sports business. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying selected financial data has been restated to report separately the net assets and liabilities and operating results of this discontinued operation.

	For the Years Ended June 30,

	2003	2002	2001	2000	1999

	(In thousands, except share data)
Statement of Operations Data:
Leisure and recreation revenue	$290,174	$273,043	$329,171	$361,360	$327,001
Operating expenses:
Cost of leisure and recreation services	130,272	123,529	143,567	156,620	141,456
Selling, general and administrative expenses	85,983	83,146	89,624	98,731	94,856
Amortization and depreciation	38,026	34,790	35,490	34,436	28,343
Loss on early retirement of debt	149	3,073	2,026	—	4,430

Total operating expenses	254,430	244,538	270,707	289,787	269,085

Operating income	35,744	28,505	58,464	71,573	57,916
Interest and other income	227	1,240	5,164	1,529	2,826
Interest and other expense	(21,664)	(23,903)	(47,150)	(55,040)	(55,377)

Income from continuing operations before income taxes	14,307	5,842	16,478	18,062	5,365
Provision (benefit) for income taxes	5,508	1,336	3,934	805	(472)

Income from continuing operations	8,799	4,506	12,544	17,257	5,837
Gain on disposition of discontinued operations, net of income taxes	—	26,185	—	—	—
Loss from discontinued operations,					—
net of benefit for income taxes	—	—	(8,862)	(3,771)	(436)

Net income	$8,799	$30,691	$3,682	$13,486	$5,401

Diluted net income (loss) per share:
Income from continuing operations	$.22	$.11	$.31	$.42	$.16
Income (loss) from discontinued operations	—	.65	(.22)	(.09)	(.01)

Net income per share — diluted	$.22	$.76	$.09	$.33	$.15

Other Data:
Cash provided by operating activities	$50,683	$48,377	$37,033	$40,027	$71,590
Cash provided by (used in) investing activities	$(37,276)	$7,868	$222,347	$(36,913)	$(115,445)
Cash provided by (used in) financing activities	$(8,988)	$(62,463)	$(257,267)	$(3,244)	$19,619
EBITDA(1)	$73,919	$66,368	$95,980	$106,009	$90,689
EBITDA margin(2)	25%	24%	29%	29%	28%
Capital expenditures	$50,142	$66,965	$60,778	$63,090	$98,514

	At June 30,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Cash and cash equivalents	$8,110	$3,691	$9,909	$7,796	$7,926
Restricted cash	$641	$721	$500	$10,176	$31,686
Total current assets	$43,196	$39,041	$96,779	$106,802	$124,499
Total assets	$920,150	$916,736	$946,132	$1,271,115	$1,256,524
Total current liabilities	$57,956	$55,240	$51,294	$135,108	$93,325
Total debt	$208,224	$211,915	$273,511	$583,195	$584,105
Non-current obligations	$342,145	$345,224	$409,195	$633,813	$672,919
Shareholders’ equity	$520,049	$516,272	$485,643	$502,194	$490,280

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.
(2)	EBITDA margin is defined as EBITDA divided by revenue.

      Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company, which are included later herein.

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, property and equipment, goodwill and intangible assets, income taxes, financing operations, contingencies and litigation.

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

      The Securities and Exchange Commission (“SEC”) has requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial position and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

     Revenue Recognition for Premier Club Initiation Fees

      Revenue from Premier Club nonrefundable initial membership fees is deferred and recognized ratably over the average expected life of the memberships, which has been estimated to be eight years. The average estimated life is based on management’s best estimate using Company specific historical information. The Company has not changed the estimated life used to recognize the Premier Club membership initiation fees since adoption in January 1998 (when Premier Club membership initiation fees became nonrefundable), but would revise such estimate if, in management’s opinion, changing trends in membership experience warrant such a change.

     Intangible Assets

      Intangible assets consist of goodwill, which represents the excess of the cost over the fair value of net assets of the acquired business, as well as, identified intangible assets with indefinite lives. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which states, among other things, that goodwill is no longer subject to amortization over its estimated useful life. Under the provisions of SFAS No. 142, goodwill that is not subject to amortization is tested for impairment annually using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tested for potential impairment, both upon adoption of SFAS No. 142 and annually as of July 1, 2003 and 2002. The Company had no impairment of goodwill for the years ended June 30, 2003 and 2002 or at July 1, 2003.

     Long-Lived Assets and Assets to be Disposed Of

      The carrying value of long-lived assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds fair value. Fair value is determined using management’s best estimate of the discounted net operating cash flows over the remaining life of the assets.

     Property and Equipment

      Expenditures for maintenance, repairs and renewals of items that do not extend the service life or increase the capacity of assets are charged to expense as incurred. Significant additions, along with interest incurred during the construction period for expansion at the Company’s properties, are capitalized. Depreciation and amortization has been computed using the straight-line method over the shorter of the estimated useful lives or, in the case of leasehold agreements, the term of the leasehold agreement as follows:

Years

Building and improvements	15-40
Land improvements	15
Leasehold improvements	5-20
Furniture, fixtures and equipment	3-7

Business Philosophy

      The Company’s business strategy is to focus on internal expansion and development opportunities at its existing resort properties. However, management continuously evaluates ownership, acquisition and divestiture alternatives with the intention of maximizing shareholder value.

Seasonality

      The resort operations are generally seasonal. The resorts historically experience greater revenue, costs and income in the second and third quarters of the fiscal year ended June 30 due to increased occupancy and room rates during the winter months. Historically, 16%, 25%, 35% and 24% of annual revenue has been derived during the first, second, third and fourth fiscal quarters, respectively.

Events of September 11, 2001

      During the three-month period following the September 11, 2001 terrorist attacks on New York’s World Trade Center towers and on the Pentagon, the Company’s results of operations were adversely affected by travel disruption and short-term cancellation of group bookings at its properties. The Company’s operating results continue to track modestly below pre-September 11, 2001 levels.

Impact of Inflation

      Inflation and changing prices have not had a material impact on the Company’s revenue and results of operations. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company’s revenue or income during the 2004 fiscal year. Many of the costs of operating the resorts can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates (as well as other changing market conditions). The Company has less flexibility in changing group rates since group reservations are typically made 12 to 36 months in advance of the stay. To the extent inflationary trends affect short-term interest rates, a portion of the Company’s debt service costs may be adversely affected. See Note 8 to the Consolidated Financial Statements, included later herein.

Non-GAAP Financial Measures

      This Annual Report on Form 10-K contains a non-GAAP financial measure, within the meaning of applicable SEC rules, which we believe is useful to investors. This financial measure is earnings before extraordinary and non-recurring items, interest expense, interest income, income taxes, depreciation and amortization (“EBITDA”). EBITDA is used by management, the lodging industry and certain investors as an indicator of the Company’s historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period. In addition, it has not been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and is thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Previously, SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Discontinued Events and Extraordinary Items”. Applying the provisions of APB Opinion No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent, or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on July 1, 2002. Accordingly, losses on the retirement of debt that were classified as an extraordinary item in the prior periods presented, have been reclassified to recurring operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of this Statement are effective for exit or disposal activities initiated after March 31, 2003. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations or financial position.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN 34”. FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not impact the Company’s results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The provisions of this statement have been incorporated into this Annual Report on Form 10-K. See Note 11.

      In January 2003, the FASB issued FIN 46 “Consolidations of Variable Interest Entities”. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. Since the Company does not have any unconsolidated VIEs, the adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

RESULTS OF OPERATIONS – HISTORICAL COMPARISON

      The accompanying table for the years ended June 30 (000’s omitted) is set forth on a historical basis which includes operating results from the Arizona Biltmore Resort & Spa (sold in December 2000) and the entertainment and sports business (presented as a discontinued operation and sold in July 2001).

	2003	2002	2001

Leisure and recreation revenue	$290,174	$273,043	$329,171
Operating expenses:
Cost of leisure and recreation services	130,272	123,529	143,567
Selling, general and administrative expenses:
Leisure and recreation	78,205	74,561	81,398
Corporate	7,778	8,585	8,226
Amortization and depreciation:
Leisure and recreation	37,821	34,571	35,195
Corporate	205	219	295
Loss on early retirement of debt	149	3,073	2,026

Total operating expenses	254,430	244,538	270,707

Operating income (loss):
Leisure and recreation	43,876	40,382	69,011
Corporate	(8,132)	(11,877)	(10,547)

Total operating income	35,744	28,505	58,464
Interest and other income	227	1,240	5,164
Interest expense	(21,664)	(23,903)	(47,150)

Income from continuing operations before income taxes	14,307	5,842	16,478
Provision for income taxes	5,508	1,336	3,934

Income from continuing operations	8,799	4,506	12,544
Gain on disposition of discontinued operations, net of income taxes	—	26,185	—
Loss from discontinued operations, net of income tax benefit	—	—	(8,862)

Net income	$8,799	$30,691	$3,682

Net cash provided by operating activities	$50,683	$48,377	$37,033

Net cash provided by (used in) investing activities	$(37,276)	$7,868	$222,347

Net cash used in financing activities	$(8,988)	$(62,463)	$(257,267)

EBITDA	$73,919	$66,368	$95,980

      The accompanying table reconciles EBITDA to income from continuing operations before income taxes, the most comparable GAAP measure, for the years ended June 30 (000’s omitted):

	2003	2002	2001

EBITDA	$73,919	$66,368	$95,980
Less: Loss on early retirement of debt	(149)	(3,073)	(2,026)
Less: Amortization and depreciation	(38,026)	(34,790)	(35,490)
Less: Interest expense	(21,664)	(23,903)	(47,150)
Plus: Interest income	227	1,240	5,164

Income from continuing operations before income taxes	$14,307	$5,842	$16,478

      Select operating data for the Company for the years ended June 30 is set forth below (000’s omitted except operating statistics):

	2003	% Change	2002	% Change	2001

Revenue:
Room revenue	$116,785	7%	$108,859	(22)%	$139,107
Non-room related revenue	173,389	6%	164,184	(14)%	190,064

Total leisure and recreation revenue	$290,174	6%	$273,043	(17)%	$329,171
Operating Statistics:
Available room nights	845,705	2%	828,089	(12)%	943,425
Average Daily Rate	$214.06	2%	$210.43	—	$209.68
Occupancy	64.5%	3%	62.5%	(11)%	70.3%
Room revenue per available room	$138.09	5%	$131.46	(11)%	$147.45
Total leisure and recreation revenue per available room	$343.13	4%	$329.73	(5)%	$348.91

Leisure and Recreation Revenue

      The Company generates a diversified stream of revenue. Leisure and recreation revenue totaled $290.2 million, $273.0 million and $329.2 million for the years ended June 30, 2003, 2002 and 2001, respectively. Non-room revenue, which represented nearly 60% of leisure and recreation revenue for each period presented, was derived from sources such as food and beverage sales, yachting and marina revenue, spa revenue, golf revenue, Premier Club membership fees and dues, retail sales and other resort amenities.

      The $17.1 million increase in leisure and recreation revenue for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily because the prior year was adversely impacted by travel disruption and short-term cancellations of group business in the wake of the September 11, 2001 terrorist attacks and economic recession. However, during the year ended June 30, 2003, business at the Company’s Naples properties was disrupted by comprehensive room renovations at both the Registry Resort and Edgewater Beach Hotel.

      The $56.1 million decrease in leisure and recreation revenue for the year ended June 30, 2002, compared to the year ended June 30, 2001, was partially because the prior year twelve-month period included $39.9 million in revenue from the Arizona Biltmore Resort & Spa, which was sold in December 2000. In addition, while the same property average daily rate was flat year over year, same property occupancy decreased to 62.5% for the year ended June 30, 2002, from 70.3% for the year ended June 30, 2001, as a result of travel disruption following the September 11, 2001 terrorist attacks.

Leisure and Recreation Operating Expenses

      Cost of leisure and recreation services totaled $130.3 million, or 45% of revenue for the year ended June 30, 2003, $123.5 million, or 45% of revenue for the year ended June 30, 2002, $143.6 million, or 44% of revenue, for the year ended June 30, 2001. Cost of services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

      Leisure and recreation selling, general and administrative expenses (“S,G&A”) totaled $78.2 million, or 27% of revenue, for the year ended June 30, 2003, $74.6 million, or 27% of revenue, for the year ended June 30, 2002 and $81.4 million, or 25% of revenue, for the year ended June 30, 2001. Leisure and recreation S,G&A primarily consisted of utility and property costs, real estate taxes, insurance, franchise agreement fees, and administrative salaries and expenses.

      Leisure and recreation cost of services and S,G&A were affected by an increase in certain fixed costs including energy and insurance for the year ended June 30, 2003, compared to the year ended June 30, 2002. The increase in leisure and recreation cost of services and S,G&A as a percent of revenue for the year ended June 30, 2002, compared to the year ended June 30, 2001, was primarily due to a reduction in revenue following the September 11, 2001 terrorist attacks.

      Amortization and depreciation expense from leisure and recreation operations totaled $37.8 million, $34.6 million and $35.2 million for the years ended June 30, 2003, 2002 and 2001, respectively. The increase in amortization and depreciation expense for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily due to the completion of comprehensive room renovations at the Edgewater Beach Hotel and Registry Resort, as well as, a full year of depreciation on several capital projects completed mid-way through the prior year at the Boca Raton Resort & Club. The decrease in amortization and depreciation expense for the year ended June 30, 2002, compared to the year ended June 30, 2001, was primarily due to a $4.5 million decrease in amortization and depreciation expense, due to the sale of the Arizona Biltmore Resort & Spa, and a $1.0 million decrease because goodwill is no longer subject to amortization pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”, partially offset by an increase in depreciation expense following the completion of several capital projects at the Boca Raton Resort & Club.

Leisure and Recreation Operating Income

      Leisure and recreation operating income totaled $43.9 million, $40.4 million and $69.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. The improvement in operating results for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily because the prior year figures were adversely impacted by a decrease in revenue and corresponding income following the September 11, 2001 terrorist attacks. The decrease in leisure and recreation operating income for the year ended June 30, 2002, compared to the year ended June 30, 2001, was due to an $8.0 million decline in operating income resulting from the sale of the Arizona Biltmore Resort & Spa mid-way through the prior fiscal year, together with an overall decrease in operating income from the Company’s other resort properties following the September 11, 2001 terrorist attacks.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $7.8 million, $8.6 million and $8.2 million for the years ended June 30, 2003, 2002, and 2001, respectively. The decrease in corporate general and administrative expenses for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily because of an $800,000 decline in the management fee payable to Huizenga Holdings, Inc., (“HHI”) a corporation whose sole shareholder is the Company’s Chairman and Chief Executive Officer. Pursuant to the management services agreement, HHI provides certain administrative, financing, tax, investor relations, legal and strategy related services to the Company. The increase in corporate general and administrative expenses for the year ended June 30, 2002, compared to the year ended June 30, 2001, was primarily because of an increase in non-recurring legal costs, partially offset by a decrease in the management fee payable to HHI. The decrease in total revenue which yielded a decrease in the management fee for the year ended June 30, 2002, compared to the year ended June 30, 2001, was due to decreased demand at the Company’s resorts following the September 11, 2001 terrorist attacks and because of the sale of the Arizona Biltmore Resort & Spa. See Note 14 to the Consolidated Financial Statements included later herein.

Loss on Early Retirement of Debt

      For the year ended June 30, 2003, the Company repurchased $2.8 million principal amount of its 9.875% senior subordinated notes payable and recognized a loss of $149,000. For the year ended June 30, 2002, the Company repurchased $80.1 million principal amount of its senior subordinated notes payable and recognized a loss of $3.1 million. For the year ended June 30, 2001, the Company repurchased $67.0 million principal amount of its senior subordinated notes payable and recognized a loss of $2.0 million The losses represent the non-cash expense associated with the write-off of a pro rata portion of the debt issuance costs previously capitalized when the notes were issued together with the premium paid to acquire the notes.

Interest and Other Income

      Interest and other income totaled $227,000, $1.2 million and $5.2 million for the years ended June 30, 2003, 2002 and 2001, respectively. The decrease in interest and other income for the year ended June 30, 2003, compared to the year ended June 30, 2002, was because the Company invested proceeds from the sale of the entertainment and sports business in interest bearing time deposit accounts during the prior year until such proceeds were used to reduce higher rate indebtedness. The decrease in interest and other income for the year ended June 30, 2002, compared to the year ended June 30, 2001, was because the Company invested proceeds from the sale of the Arizona Biltmore Resort & Spa in interest bearing time deposit accounts during the prior year until such proceeds were used to reduce higher rate indebtedness. See discussion of Interest Expense to follow.

Interest Expense

      Interest expense totaled $21.7 million, $23.9 million and $47.2 million for years ended June 30, 2003, 2002 and 2001, respectively. The Company’s average cost of borrowing was 10.0%, 10.1% and 10.0% for the years ended June 30, 2003, 2002 and 2001, respectively, while the Company’s average outstanding indebtedness was $217.8 million, $235.0 million and $472.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. The decrease in the average outstanding indebtedness for the year ended June 30, 2002, compared to the year ended June 30, 2001, was primarily because the Company reduced debt with the proceeds from the sale of the Arizona Biltmore Resort & Spa and entertainment and sports businesses.

Provision for Income Taxes

      The Company recorded a provision for income taxes totaling $5.5 million, $1.3 million and $3.9 million for the years ended June 30, 2003, 2002 and 2001, respectively. During the year ended June 30, 2001, the Company’s provision for income taxes was net of the release of its tax valuation allowance. The Company continued to maintain a tax valuation allowance prior to June 30, 2001 because management believed the Company’s ability to generate future taxable income and realize the deferred tax asset was not “more likely than not” due to the volatility of the entertainment and sports business. This business was subsequently sold and, therefore, the tax valuation allowance totaling $2.7 million was released during the three months ended June 30, 2001.

Income from Continuing Operations

      Income from continuing operations totaled $8.8 million, $4.5 million and $12.5 million for the years ended June 30, 2003, 2002 and 2001, respectively. As indicated earlier, the improvement in operating results for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily because the prior year figures were adversely impacted by a decrease in revenue and corresponding income following the September 11, 2001 terrorist attacks. The decrease in income from continuing operations for the year ended June 30, 2002, compared to the year ended June 30, 2001, was due to an $8.0 million decline in operating income resulting from the sale of the Arizona Biltmore Resort & Spa mid-way through the prior fiscal year, together with an overall decrease in operating income from the Company’s other resort properties following the September 11, 2001 terrorist attacks.

Discontinued Operations

      The Company sold its entertainment and sports business in July 2001 and recognized a gain, net of income taxes, of $26.2 million for the year ended June 30, 2002. Accordingly, the operations have been accounted for as discontinued operations. The loss from discontinued operations was $8.9 million for the year ended June 30, 2001, which figure is net of a $5.4 million benefit for income taxes. A portion of the Company’s interest expense has been included in discontinued operations based upon its average borrowing cost and the average funds the discontinued operations borrowed from the parent for the year ended June 30, 2001. Selling, general and administrative expenses incurred by the Company during the year ended June 30, 2001 have also been included in discontinued operations based upon the specific identification method.

Liquidity

      Unrestricted cash and cash equivalents increased to $8.1 million at June 30, 2003, from $3.7 million at June 30, 2002, which decreased from $9.9 million at June 30, 2001. The major components of the change are discussed below.

     Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $50.7 million, $48.4 million and $37.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. The slight increase in net cash provided by operating activities for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily because during the prior period the Company received less cash from its business than during the current year due to a decline in income and corresponding net cash flow following the September 11, 2001 terrorist attacks. The increase in cash flow from operating activities during the year ended June 30, 2002, compared to the year ended June 30, 2001, was primarily due to the sale of the entertainment and sports business (which incurred cash flow deficits and was sold in July 2001). The increase in cash flow from operating activities during the year ended June 30, 2002, compared to the year ended June 30, 2001, occurred in spite of a decrease in cash flow from the Company’s resorts primarily due to the impact of the events of September 11, 2001.

     Net Cash Provided by (Used in) Investing Activities

      Net cash used in investing activities totaled $37.3 million for the year ended June 30, 2003. Net cash provided by investing activities amounted to $7.9 million and $222.3 million for the years ended June 30, 2002 and 2001, respectively. The change for all periods was largely because of the Company’s disposition activities. During the year ended June 30, 2003, the Company received $12.8 million from the sale of land parcels located in Naples, Florida and Plantation, Florida. During the year ended June 30, 2002, the Company received $75.1 million from the sale of the entertainment and sports business, while during the year ended June 30, 2001 the Company received $279.0 million in net proceeds from the disposition of the Arizona Biltmore Resort & Spa. Other changes in investing activities are discussed below.

      Capital expenditures totaled $50.1 million, $67.0 million and $60.8 million for the years ended June 30, 2003, 2002 and 2001, respectively. During the year ended June 30, 2003, capital projects included a comprehensive room renovation at the Registry Resort covering 395 guestrooms, which includes all new furnishings and new five fixture bathrooms. The Company also renovated 60 guest suites at the Edgewater Beach Hotel and is continuing work on a marina renovation at the Bahia Mar Resort and Yachting Center, which includes the reconfiguration of the existing boat slips. This extensive marina renovation, which is being funded substantially from free cash flow, will result in a state-of-the art yachting center with 242 reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to 200 plus feet, without reducing the rentable linear feet. During the year ended June 30, 2002, the Company completed construction on various projects at the Boca Raton Resort & Club including a marina hotel with 112 new water-view rooms, additional meeting space and marina slips at the Yacht Club, which opened in January 2002, and a new 50,000 square foot world-class spa complex, Spa Palazzo, as well as, a new golf clubhouse with casual restaurant, which opened in December 2001. During the year ended June 30, 2001, the Company commenced work on the Yacht Club, Spa Palazzo and golf clubhouse at the Boca Raton Resort & Club, as well as completed a new Tuscan style restaurant and retail pavilion, which opened in November 2000. During the year ended June 30, 2001, the Company also completed a new pool/aquatic center, 6,000 square feet of additional conference space and enhancements to the beach facility and boardwalk at the Registry Resort and renovated the 296 guestrooms at the Bahia Mar Resort and Yachting Center.

      Restricted cash totaled $641,000, $721,000 and $500,000 at June 30, 2003, 2002 and 2001, respectively. Restricted cash primarily consisted of purchased guarantees (letters of credit) that ensure the Company’s payment to third parties under certain lease agreements.

      Cash used in investing activities from discontinued operations totaled $2.3 million during the year ended June 30, 2001. No cash was generated from investing activities from discontinued operations for the years ended June 30, 2003 and 2002 as this business was sold in July 2001.

     Net Cash Used in Financing Activities

      Net cash used in financing activities totaled $9.0 million, $62.5 million and $257.3 for the years ended June 30, 2003, 2002 and 2001, respectively. Cash flows for each period primarily represent borrowings under credit facilities, net of the repayment of indebtedness (including the repurchase of senior subordinated notes) and sales/repurchases of Class A Common Stock. During the year ended June 30, 2001, $289.4 million of indebtedness was repaid and $6.8 million of Class A Common Stock repurchased, substantially by using proceeds from the sale of the Arizona Biltmore Resort & Spa.

Capital Resources

      The Company’s capital resources are provided from both internal and external sources. The primary capital resources from internal operations include (1) room rentals, food and beverage sales, retail sales, spa revenue, golf revenue, tennis revenue, marina and conference service revenue at the resorts and (2) Premier Club membership revenue. The primary external sources of liquidity have been the issuance of debt securities, borrowing under term loans and credit lines and the issuance of Company stock for property acquisitions.

      As of July 31, 2003, the Company had $23.0 million outstanding under its revolving credit line (which matures on June 30, 2005) and had $68.0 million in immediate availability. The Company has an additional $190.1 million in outstanding senior subordinates notes which mature in April 2009. As a result of the current availability under the Company’s credit line and expected cash from operations over the ensuing year, management believes the Company has sufficient funds to continue its capital maintenance and expansion plans and support on-going operations, including meeting debt service obligations as they come due.

Working Capital

      Current liabilities exceeded current assets by $14.8 million and $16.2 million at June 30, 2003 and June 30, 2002, respectively. Current liabilities exceeded current assets primarily because the Company repurchased $149.9 million principal amount of senior subordinated notes over the past three years and such notes would have otherwise matured in April 2009. The repurchase of the notes resulted in, among other things, a decrease in the Company average cost of borrowing. However, the ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a revolving credit line that represents an additional and immediate potential source of liquidity. See “Capital Resources”.

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

      These risk factors have been previously described and include, among others, risks relating to travel; risks associated with construction and development at the Company’s properties; competition in the Company’s principal business; the availability of financing on terms suitable to the Company and the Company’s dependence on key personnel. Risks relating to travel include a change in travel patterns resulting from slowing economic conditions and geopolitical conditions, as well as changes in corporate policies relating to group meetings and air or other travel disruption.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Boca Resorts, Inc.:

      We have audited the accompanying consolidated balance sheets of Boca Resorts, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boca Resorts, Inc. and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Miami, Florida

August 22, 2003

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,

  August 6, 2001.

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Boca Resorts Inc.’s filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of June 30, 2001 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2000 are not required to be and have not been included in the accompanying financial statements.

BOCA RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30,
(In thousands, except share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$8,110	$3,691
Restricted cash	641	721
Accounts receivable, net	20,960	21,591
Inventory	6,616	6,433
Current portion of Premier Club notes receivable	3,631	3,382
Other current assets	3,238	3,223

Total current assets	43,196	39,041
Property and equipment, net	823,681	822,630
Intangible assets, net	35,937	35,937
Long-term portion of Premier Club notes receivable	8,157	7,410
Other assets	9,179	11,718

Total assets	$920,150	$916,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$33,515	$30,222
Current portion of deferred revenue and advance deposits	23,288	22,355
Net liabilities of discontinued operations	1,074	2,436
Current portion of credit line and note payable	79	227

Total current liabilities	57,956	55,240
Credit line and note payable	18,000	18,793
Deferred revenue, net of current portion	33,498	38,073
Other liabilities	9,560	9,695
Deferred income taxes	34,242	30,052
Senior subordinated notes payable	190,145	192,895
Premier Club refundable membership fees	56,700	55,716

Total liabilities	400,101	400,464

Commitments and contingencies (Note 12)
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,035,078 and 39,538,479 shares issued and outstanding at June 30, 2003 and 2002, respectively	390	395
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at June 30, 2003 and 2002.	3	3
Contributed capital	459,548	464,565
Retained earnings	60,108	51,309

Total shareholders’ equity	520,049	516,272

Total liabilities and shareholders’ equity	$920,150	$916,736

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,
(In thousands, except per share data)

	2003	2002	2001

Leisure and recreation revenue	$290,174	$273,043	$329,171
Operating expenses:
Cost of leisure and recreation services	130,272	123,529	143,567
Selling, general and administrative expenses	85,983	83,146	89,624
Amortization and depreciation	38,026	34,790	35,490
Loss on early retirement of debt	149	3,073	2,026

Total operating expenses	254,430	244,538	270,707

Operating income	35,744	28,505	58,464
Interest and other income	227	1,240	5,164
Interest expense	(21,664)	(23,903)	(47,150)

Income from continuing operations before income taxes	14,307	5,842	16,478
Provision for income taxes	5,508	1,336	3,934

Income from continuing operations	8,799	4,506	12,544
Gain on disposition of discontinued operations, net of income taxes	—	26,185	—
Loss from discontinued operations, net of benefit for income taxes	—	—	(8,862)

Net income	$8,799	$30,691	$3,682

Basic net income per share:
Income from continuing operations	$.22	$.11	$.31
Income (loss) from discontinued operations	—	.66	(.22)

Net income per share — basic	$.22	$.77	$.09

Diluted net income per share:
Income from continuing operations	$.22	$.11	$.31
Income (loss) from discontinued operations	—	.65	(.22)

Net income per share — diluted	$.22	$.76	$.09

Weighted average shares used in computing net income per share – basic	39,345	39,793	40,317

Weighted average shares used in computing net income per share – diluted	39,951	40,551	40,958

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Class A		Class B
	Common Stock		Common Stock

	Number		Number				Total
	of		of		Contributed	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, June 30, 2000.	40,606	$406	255	$3	$484,849	$16,936	$502,194
Net income	—	—	—	—	—	3,682	3,682
Repurchase of Class A Common Stock at cost	(593)	(6)	—	—	(6,821)	—	(6,827)
Tax effect of stock issuance to acquire an asset	—	—	—	—	(4,561)	—	(4,561)
Expiration of exchange rights	(448)	(4)	—	—	(9,639)	—	(9,643)
Exercise of stock options	56	—	—	—	546	—	546
Other stock option activity	—	—	—	—	252	—	252

Balance, June 30, 2001	39,621	396	255	3	464,626	20,618	485,643
Net income	—	—	—	—	—	30,691	30,691
Repurchase of Class A Common Stock at cost	(235)	(2)	—	—	(2,303)	—	(2,305)
Exercise of stock options	148	1	—	—	1,437	—	1,438
Other stock option activity	4	—	—	—	805	—	805

Balance, June 30, 2002	39,538	395	255	3	464,565	51,309	516,272
Net income	—	—	—	—	—	8,799	8,799
Repurchase of Class A Common Stock at cost	(591)	(6)	—	—	(6,168)	—	(6,174)
Exercise of stock options	88	1	—	—	876	—	877
Other stock option activity	—	—	—	—	275	—	275

Balance, June 30, 2003	39,035	$390	255	$3	$459,548	$60,108	$520,049

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30,
(In thousands)

	2003	2002	2001

Operating activities:
Net income	$8,799	$30,691	$3,682
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	38,026	34,790	35,490
Impairment loss on land parcel	2,396	—	—
Gain on sale of land parcel	(2,291)	—	—
Non-cash compensation expense and other non-cash stock option activity	275	—	—
Loss on early retirement of debt	149	3,073	2,026
Gain on disposition of discontinued operations, net of income taxes	—	(26,185)	—
Loss from discontinued operations, net of benefit for income taxes	—	—	8,862
Imputed interest on indebtedness with no stated rate	—	—	725
Provision for deferred income taxes	853	(960)	(6,779)
Changes in operating assets and liabilities
Accounts receivable	631	1,824	(5,701)
Other assets	1,537	3,327	(1,788)
Accounts payable and accrued expenses	1,126	(541)	(5,644)
Deferred revenue and other liabilities	544	2,358	12,210
Net assets/liabilities from discontinued operations	(1,362)	—	(6,050)

Net cash provided by operating activities	50,683	48,377	37,033

Investing activities:
Capital expenditures	(50,142)	(66,965)	(60,778)
Change in restricted cash	80	(221)	6,415
Net proceeds from the sale of land parcels	12,786	—	—
Net proceeds from the disposition of discontinued operations	—	75,054	—
Net proceeds from the sale of the Arizona Biltmore Resort & Spa	—	—	278,968
Cash used in investing activities from discontinued operations	—	—	(2,258)

Net cash provided by (used in) investing activities	(37,276)	7,868	222,347

Financing activities:
Borrowings under credit facilities	42,000	43,195	38,430
Payments under long-term debt agreements and credit facilities	(42,941)	(24,726)	(222,376)
Repurchases of senior subordinated notes payable	(2,750)	(80,065)	(67,040)
Repurchases of common stock	(6,174)	(2,305)	(6,827)
Proceeds from exercise of stock options	877	1,438	546

Net cash used in financing activities	(8,988)	(62,463)	(257,267)

Cash provided by (used in) continuing operations	5,781	(81,272)	1,559
Cash provided by (used in) discontinued operations	(1,362)	75,054	554
Cash and cash equivalents, at beginning of period	3,691	9,909	7,796

Cash and cash equivalents, at end of period	$8,110	$3,691	$9,909

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(1) Nature of Operations

      Boca Resorts, Inc. (the “Company”) is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company’s resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two golf clubs located in Florida, Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples and owns and operates two golf courses in Boca Raton that are part of the Boca Raton Resort & Club.

      As discussed in Note 5, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club and related arena management operations in July 2001. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of this discontinued operation. In addition, the Company sold the Arizona Biltmore Resort & Spa in December 2000.

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

     Cash and Cash Equivalents/Restricted Cash

      Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less when purchased. At June 30, 2003 and 2002, restricted cash primarily consisted of purchased guarantees (letters of credit) that ensure the Company’s payment to third parties under certain lease agreements. Concentration of credit risk and market risk associated with cash, cash equivalents and restricted cash are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short-term nature.

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

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Premier Club Notes Receivable

      Premier Club notes receivable are carried at cost. The accrual of interest income is suspended on all notes receivable when principal or interest payments are more than three months contractually past due and is not resumed until such loans become contractually current. The amount of loans more than three months contractually past due was not material at June 30, 2003. The Company performs credit evaluations of customers who finance their Premier Club membership and generally does not require additional security or establish a significant allowance for uncollectible balances.

     Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of items that do not extend the service life or increase the capacity of assets are charged to expense as incurred. Significant additions, along with interest incurred during the construction period for expansion at the Company’s properties, are capitalized. Interest has been capitalized using the average borrowing rate of the Company. Interest capitalized for the years ended June 30, 2003, 2002 and 2001 totaled $1.0 million, $1.9 million and $1.1 million, respectively. Depreciation and amortization has been computed using the straight-line method over the shorter of the estimated useful lives or, in the case of leasehold agreements, the term of the leasehold agreement as follows:

Years

Building and improvements	15-40
Land improvements	15
Leasehold improvements	5-20
Furniture, fixtures and equipment	3-7

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

     Intangible Assets

      Intangible assets consist of goodwill (which totaled $34.7 million at June 30, 2003 and 2002), which represents the excess of the cost over the fair value of net assets of the acquired business, as well as, identified intangible assets with indefinite lives (which totaled $1.2 million at June 30, 2003 and 2002). On July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which states, among other things, that goodwill is no longer subject to amortization over its estimated useful life. Under the provisions of SFAS No. 142, goodwill that is not subject to amortization is tested for impairment annually using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tested for potential impairment, both upon adoption of SFAS No. 142 and annually as of July 1, 2003 and 2002. The Company had no impairment of goodwill for the years ended June 30, 2003 and 2002 or at July 1, 2003. During the year ended June 30, 2001 goodwill was amortized on a straight-line basis over 40 years. The following table sets forth reported net income and earnings per share, as adjusted to

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exclude goodwill amortization expense for the year ended June 30, 2001 (000’s omitted, except per share amounts):

Income from continuing operations, as reported	$12,544
Add back of amortization expense, net of taxes	976

Income from continuing operations, as adjusted	$13,520

Net income, as reported	$3,682
Add back of amortization expense, net of taxes	976

Net income, as adjusted	$4,658

Earnings per common share from continuing operations (basic and diluted), as reported	$.31

Earnings per common share from continuing operations (basic), as adjusted	$.34

Earnings per common share from continuing operations (diluted), as adjusted	$.33

Earnings per common share (basic and diluted), as reported	$.09

Earnings per common share (basic), as adjusted	$.12

Earnings per common share (diluted), as adjusted	$.11

     Long-Lived Assets and Assets to be Disposed Of

      The carrying value of long-lived assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds fair value. Fair value is determined using management’s best estimate of the discounted net operating cash flows over the remaining life of the assets.

     Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amounts of Premier Club notes receivable and credit line and notes payable approximates fair value based on discounted future cash flows. The carrying amount of the Company’s senior subordinated notes payable at June 30, 2003 is $190.1 million, compared to an estimated fair value of $204.4 million, which is based on the quoted market price as of June 30, 2003 in the over-the-counter bond market. The fair value of Premier Club refundable membership fees cannot be reasonably estimated based on the uncertainty of the maturity.

     Revenue Recognition

      Revenue associated with room rentals, food and beverage sales and use of the recreational amenities at the Company’s resorts is recognized when services are rendered. Deferred revenue arises as a normal part of business for advance payments for resort accommodations, club membership dues and club initiation fees. Annual membership dues from the Company’s Premier Clubs are recognized ratably over the membership year. Revenue from Premier Club nonrefundable initial membership fees is deferred and recognized ratably over the average expected life of the memberships, which has been estimated to be eight years. The average estimated life is based on management’s best estimate using Company specific historical information. The Company has not changed the estimated life used to recognize the Premier Club membership initiation fees

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since adoption in January 1998 (when Premier Club membership initiation fees became nonrefundable), but would revise such estimate if, in management’s opinion, changing trends in membership experience warrant such a change. Direct expenses associated with originating a sale are also deferred and recognized over the estimated life of the membership.

      Initiation fees relating to club memberships originated prior to January 1998 (and for a limited time from January 2003 to April 2003) are fully refundable and, accordingly, are reflected as a liability captioned Premier Club refundable membership fees in the accompanying Consolidated Balance Sheets. See Note 10.

     Advertising Expense

      The Company expenses advertising costs the first time the advertising takes place. Advertising expense was $3.7 million, $4.2 million and $5.3 million for the years ended June 30, 2003, 2002 and 2001, respectively. Prepaid advertising for each of the periods presented was not material.

     Costs of Start-Up Activities

      Pre-operating, pre-opening, research and development and organization costs are expensed as incurred.

     Income Taxes

      The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. See Note 15.

     Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” as interpreted in Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” and, accordingly, recognizes no compensation expense in connection with stock option grants made to employees. See Note 11. The following

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table summarizes the effect of accounting for stock option awards as if the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, had been applied for the year ended June 30 (000’s omitted):

	2003	2002	2001

Net income as reported	$8,799	$30,691	$3,682
Less: total stock based compensation determined under fair value based method for awards, net of related tax effects	1,591	1,861	4,412

Pro forma net income (loss)	$7,208	$28,830	$(730)

Basic net income per share:
Income per share from continuing operations, as reported	$.22	$.11	$.31
Income (loss) per share from discontinued operations, as reported	—	.66	(.22)

Net income per share – basic, as reported	$.22	$.77	$.09

Diluted net income per share:
Income per share from continuing operations, as reported	$.22	$.11	$.31
Income (loss) per share from discontinued operations, as reported	—	.65	(.22)

Net income per share – diluted, as reported	$.22	$.76	$.09

Basic net income per share, Pro Forma:
Income per share from continuing operations, Pro forma	$.18	$.07	$.20
Income (loss) per share from discontinued operations, Pro forma	—	.66	(.22)

Net income (loss) per share – basic, Pro forma	$.18	$.72	$(.02)

Diluted income per share, Pro Forma:
Income per share from continuing operations, Pro forma	$.18	$.07	$.20
Income (loss) per share from discontinued operations, Pro forma	—	.65	(.22)

Net income (loss) per share – diluted, Pro forma	$.18	$.71	$(.02)

     Earnings Per Common Share

      SFAS No. 128, “Earnings Per Share” requires a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. Warrants totaling 325,000 for the years ended June 30, 2002 and 2001 have been excluded from the computation of diluted earnings per share. The warrants expired unexercised in August 2002. The following table sets forth the weighted average shares used to compute basic and diluted earnings per share (000’s omitted):

	2003	2002	2001

Basic weighted average shares outstanding	39,345	39,793	40,317
Stock options	606	758	641

Diluted weighted average shares outstanding	39,951	40,551	40,958

     Shareholders’ Equity

      The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval, each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. The Company’s Chairman and

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chief Executive Officer, H. Wayne Huizenga, owns all the shares of Class B common stock giving him 98.5% of the voting control of the Company’s common stock.

      The Company acquired the Boca Raton Resort & Club in June 1997 in exchange for (1) 272,303 shares of Class A Common Stock, (2) rights to acquire 4,242,586 shares of Class A Common Stock for no additional consideration and with no conditions for issuance of the shares to occur and (3) warrants to purchase 869,810 shares of Class A Common Stock at a purchase price of $29.01 per share. The warrants expired unexercised in December 1999 and the predecessor owners had the ability to exchange their rights for Class A common stock at any time through April 30, 2001. The holders of exchange rights had no entitlements to distributions of income, losses or cash flows from the Boca Raton Resort & Club.

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

      As of April 30, 2001, 90% of the exchange rights were exercised leaving just 447,892, expired and unexercised. Upon issuance of the shares relating to rights that were exercised, the tax effect of the book-tax bases difference resulting from the exchange is reflected as an adjustment to contributed capital in the accompanying Consolidated Statements of Shareholders’ Equity. At June 30, 2001, shareholders’ equity was reduced to exclude the 447,892 expired, unexercised exchange rights based on the initial per share allocation of purchase price and a corresponding liability (reflected in “Other liabilities” in the accompanying Consolidated Balance Sheets) was recorded to reflect the outside proportionate minority interest.

     Treasury Stock

      In May 2001, the Company’s Board of Directors approved a two-year share repurchase program authorizing the Company to purchase up to $30 million of its outstanding Class A Common Stock. The share repurchase program was extended in November 2002 for an additional two years. As of June 30, 2003, the Company had repurchased 1.4 million shares of Class A Common Stock for $15.3 million. The Company accounts for repurchases of its Class A Common Stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

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

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Previously, SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Discontinued Events and Extraordinary Items”. Applying the provisions of APB Opinion No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infrequent, or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 on July 1, 2002. Accordingly, losses on the retirement of debt that were classified as an extraordinary item in the prior periods presented, have been reclassified to recurring operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of this Statement are effective for exit or disposal activities initiated after March 31, 2003. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations or financial position.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN 34”. FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not impact the Company’s results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The provisions of this statement have been incorporated into this Annual Report on Form 10-K. See Note 11.

      In January 2003, the FASB issued FIN 46 “Consolidations of Variable Interest Entities”. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. Since the Company does not have any unconsolidated VIEs, the adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

     Reclassifications

      Certain amounts previously reported have been reclassified to conform with the current year presentation.

(3) Supplemental Cash Flow Information

     Interest and Income Taxes Paid

      Interest paid (net of amounts capitalized) totaled $20.1 million, $23.2 million and $47.2 million during the years ended June 30, 2003, 2002 and 2001, respectively. Income taxes paid totaled $3.7 million, $3.1 million and $9.9 million during the years ended June 30, 2003, 2002 and 2001, respectively. The Company also paid $500,000 and $18.8 million in income taxes relating to its gain on the disposition of the entertainment and sports business during the years ended June 30, 2003 and 2002, respectively. The income taxes paid during

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 included certain estimated quarterly tax payments for fiscal 2001 as well as actual income taxes incurred for fiscal 2000. See Note 15.

     Non-Cash Investing and Financing Activities

      The Company sold the Arizona Biltmore Resort & Spa in December 2000. In connection with such transaction, the buyer of the property assumed indebtedness totaling $59.4 million.

(4) Premier Club Notes Receivable

      The Company offers internal financing to qualified purchasers of Premier Club memberships. Premier Club notes receivable generally carry repayment terms that range from two to six years, are unsecured, and bear interest at fixed interest rates (which rates are believed to be indicative of rates at which similar loans with similar maturities would be made to borrowers with similar credit risk). Financed portions of initial membership fees may be prepaid without penalty at any time during the financing term. Based on the terms of the agreements, the membership notes will be collected as follows (000’s omitted):

2004	$3,631
2005	2,787
2006	2,224
2007	1,679
2008.	1,063
Thereafter	404

$11,788

(5) Discontinued Operations and Divestitures

      In December 2002, the Company sold a land parcel located in Plantation, Florida for $7.2 million, which yielded net proceeds of $7.1 million. The Company recorded an impairment loss of $2.4 million to reflect the difference between the carrying value of this land parcel and the net proceeds. The impairment loss is included in interest and other income in the accompanying Consolidated Statements of Operations.

      In August 2002, the Company sold a land parcel located in Naples, Florida for $5.7 million. The transaction yielded net proceeds of $5.6 million and a pre-tax gain of $2.3 million, which is included in interest and other income in the accompanying Consolidated Statements of Operations.

      In July 2001, the Company sold its entertainment and sports business. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.3 million secured promissory note (which was paid January 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes exceeded $70.0 million and the gain on disposition was $26.2 million. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein report separately the net assets and operating results of this discontinued operation. Operating losses totaling $2.9 million from the measurement date through June 30, 2001 were deferred and were recognized during the quarter ended September 30, 2001 (the quarter in which the gain on sale was recognized). A portion of the Company’s interest expense has been included in discontinued operations for the year ended June 30, 2001 based upon its average borrowing cost and the average funds the discontinued operations borrowed from the parent. Selling, general and administrative expenses incurred by the Company have also been included in discontinued operations for the year ended June 30, 2001 based upon the specific identification method. Summary operating results of the discontinued operations for the year ended June 30, 2001 are as follows (000’s omitted):

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue	$55,213

Loss from discontinued operations before income taxes	$(14,217)
Benefit for income taxes	5,355

Loss from discontinued operations	$(8,862)

      The net liabilities of discontinued operations totaling $1.1 million and $2.4 million in the Consolidated Balance Sheets at June 30, 2003 and 2002, respectively, consists of estimated income taxes payable and other disposal costs.

      In December 2000, the Company executed a definitive agreement and closed on the sale of the Arizona Biltmore Resort & Spa for $335.0 million, plus certain working capital adjustments. The Company received $283.0 million in gross cash proceeds and the buyer of the property assumed $59.4 million in indebtedness. The net proceeds from the asset sale amounted to $279.0 million and was substantially used to repay indebtedness. The gain on the asset sale was nominal and is included in interest and other income in the Consolidated Statement of Operations for the year ended June 30, 2001. The Company was contingently liable for certain litigation relating to the Arizona Biltmore Resort & Spa, which was settled in July 2002 for $2.9 million. Such amount is included in accounts payable and accrued liabilities at June 30, 2002 in the accompanying Consolidated Balance Sheets. A portion of the Company’s interest expense has been included in the operating results of the Arizona Biltmore Resort & Spa for the year ended June 30, 2001 based upon the debt balance attributable to its operations. Selling, general and administrative expenses incurred by the Company for the year ended June 30, 2001 have also been included in the operating results of the Arizona Biltmore Resort & Spa based upon the specific identification method. Summary operating results of the Arizona Biltmore Resort & Spa for the period owned for the year ended June 30, 2001 is as follows (000’s omitted):

Revenue	$39,856

Operating income	$8,446

(6)	Property and Equipment, net

      A summary of property and equipment at June 30 is as follows (000’s omitted):

	2003	2002

Land and land improvements	$274,172	$285,933
Buildings and improvements	566,129	544,579
Furniture, fixtures and equipment	124,048	110,598
Construction in progress	15,990	4,733

	980,339	945,843
Less: accumulated depreciation and amortization	(156,658)	(123,213)

	$823,681	$822,630

      Depreciation and amortization expense on property and equipment included in the Consolidated Statements of Operations was $38.0 million, $34.8 million and $33.8 million for the years ended June 30, 2003, 2002 and 2001, respectively.

(7) Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of June 30 consists of the following (000’s omitted):

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002

Accrued payroll and related costs	$9,471	$7,546
Accounts payable	7,942	6,404
Other accrued liabilities	5,430	4,525
Accrued property taxes	5,098	4,688
Accrued interest payable	4,065	4,159
Accrued legal settlements	250	2,900
Income taxes payable	1,259	—

	$33,515	$30,222

(8) Credit Line and Note Payable

      Credit line and note payable at June 30 is as follows (000’s omitted):

	2003	2002

Revolving credit facility with bank, variable interest rate, 4.31% at June 30, 2003, due on June 30, 2005.	$18,000	$18,695
Capital lease on operating equipment, fixed interest rate of 8.0%, due on November 15, 2003.	79	325

Total outstanding including current portion	$18,079	$19,020

      The Company’s revolving credit line requires the maintenance of customary capital expenditure reserves for the replacement of assets. In addition, the Company is required to comply with certain covenants, including without limitation, requirements to maintain a minimum net worth and maintain certain leverage ratios. The Company was in compliance with these covenants at June 30, 2003 and 2002. The Company’s availability under its revolving credit line was $71.8 million at June 30, 2003. Minimum principal payments required on the Company’s credit line and note payable for fiscal years subsequent to 2003 are as follows (000’s omitted):

2004	$79
2005	18,000

$18,079

(9) Senior Subordinated Notes Payable

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

      During the years ended June 30, 2003, 2002 and 2001, the Company repurchased $2.8 million, $80.1 million and $67.0 million principal amount of Notes, respectively, and recognized a loss of $149,000, $3.1 million and $2.0 million, respectively. The losses represent the non-cash expense associated with the write-off of a pro rata portion of the debt issuance costs previously capitalized when the Notes were issued together with the premium paid to acquire the Notes.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Notes contain certain covenants limiting the Company’s ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets. Additionally, certain asset sales or specific kinds of change of control may require the Company to offer to repurchase the Notes. The Company was in compliance with these covenants at June 30, 2003 and 2002.

(10) Premier Club Refundable Membership Fees

      Fully paid initiation fees associated with Premier Club memberships at the Boca Raton Resort & Club executed prior to January 1998 (and for a limited time from January 2003 to April 2003) are refundable upon the death of a member or a member’s spouse and upon the expiration of the 30-year membership term (subject to renewal at the member’s option). The fee is also refundable upon a member’s resignation from the Premier Club, but only out of the proceeds of subsequent new members to join the Premier Club following refund of all previously resigned members’ fees. If any member paying over time suspends payment, amounts paid to date are forfeited and recognized as income. Amounts forfeited to date have not been material. Premier Club refundable membership fees have been reflected as a non-current liability in the accompanying Consolidated Balance Sheets.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Stock Options

      The Company has a stock option plan under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plan are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year over a four-year period on the annual anniversary of the date of grant. A summary of stock option transactions for the three years ended June 30, 2003 is as follows:

	Number of	Number of		Weighted	Number of
	Shares	Options	Range in	Average	Options
	Reserved	Outstanding	Option Prices	Exercise Price	Exercisable

Balance at June 30, 2000.	2,310,040	5,142,644	$9.31 - $26.38	$14.56	2,269,633
Granted	(1,140,000)	1,140,000	$13.69	$13.69
Exercised	—	(55,613)	$9.31 - $10.00	$9.82
Forfeited	71,062	(71,062)	$9.31 - $13.69	$10.82

Balance at June 30, 2001.	1,241,102	6,155,969	$9.31 - $26.38	$14.49	3,480,986
Granted	(913,000)	913,000	$9.32 - $11.95	$9.52
Exercised	—	(148,289)	$9.31 - $10.00	$9.70
Forfeited	388,750	(388,750)	$9.31 - $26.38	$14.04

Balance at June 30, 2002.	716,852	6,531,930	$9.31 - $26.38	$13.92	4,350,657
Additional shares reserved under plan	1,500,000	—	—	—
Granted	(773,000)	773,000	$10.70 - $11.16	$11.13
Exercised	—	(88,000)	$9.32 - $10.00	$9.97
Forfeited	235,875	(235,875)	$9.32 - $23.06	$13.36

Balance at June 30, 2003.	1,679,727	6,981,055	$9.31 - $26.38	$13.68	5,012,680

      The weighted average exercise price and weighted average remaining contractual life of the Company’s outstanding options at June 30, 2003 is set forth below.

		Weighted			(Vested Only)
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 9.31 — $9.32	1,669,272	6.7 years	$9.32	1,125,147	$9.32
$ 9.50 — $10.19	1,403,542	5.2 years	$9.88	1,202,292	$9.89
$10.38 — $13.69	1,863,000	8.1 years	$12.46	640,000	$13.14
$17.25 — $25.00	1,430,241	4.2 years	$18.65	1,430,241	$18.65
$26.38	615,000	4.0 years	$26.38	615,000	$26.38

	6,981,055	6.0 years	$13.68	5,012,680	$14.70

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the effect of accounting for stock option awards as if the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, had been applied for the year ended June 30 (000’s omitted):

	2003	2002	2001

Net income as reported	$8,799	$30,691	$3,682
Less: total stock based compensation determined under fair value based method for awards, net of related tax effects	1,591	1,861	4,412

Pro forma net income (loss)	$7,208	$28,830	$(730)

Basic net income per share:
Income per share from continuing operations, as reported	$.22	$.11	$.31
Income (loss) per share from discontinued operations, as reported	—	.66	(.22)

Net income per share – basic, as reported	$.22	$.77	$.09

Diluted net income per share:
Income per share from continuing operations, as reported	$.22	$.11	$.31
Income (loss) per share from discontinued operations, as reported	—	.65	(.22)

Net income per share – diluted, as reported	$.22	$.76	$.09

Basic net income per share, Pro Forma:
Income per share from continuing operations, Pro forma	$.18	$.07	$.20
Income (loss) per share from discontinued operations, Pro forma	—	.66	(.22)

Net income (loss) per share – basic, Pro forma	$.18	$.72	$(.02)

Diluted income per share, Pro Forma:
Income per share from continuing operations, Pro forma	$.18	$.07	$.20
Income (loss) per share from discontinued operations, Pro forma	—	.65	(.22)

Net income (loss) per share – diluted, Pro forma	$.18	$.71	$(.02)

      The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the year ended June 30:

	2003	2002	2001

Risk free interest rate	1.00%	1.50%	4.00%
Expected lives	6 years	6 years	6 years
Expected volatility	30%	30%	30%

      The weighted average fair value of options granted for the years ended June 30, 2003, 2002 and 2001 was $3.09, $4.44 and $5.41, respectively.

(12) Commitments and Contingencies

     Capital Expenditures

      At June 30, 2003, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of $7.7 million associated with capital projects at several of the Company’s properties, the

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

most significant of which relates to a marina renovation at the Radisson Bahia Mar Resort and Yachting Center.

     Leases

      The Company leases the site of the Radisson Bahia Mar Resort and Yachting Center from the City of Fort Lauderdale under an operating lease, which has a term through August 31, 2062. Under the lease agreement, the Company is required to pay annual rent equal to the greater of a percentage (4.0% through September 30, 2012 and 4.25% thereafter) of annual gross operating revenue, as defined, or a $300,000 minimum annual rent (potentially escalating after September 2037). Rent expense under this lease totaled $764,000, $780,000 and $891,000 for the years ended June 30, 2003, 2002 and 2001, respectively. The lease agreement also requires the Company to set aside 3% of Bahia Mar’s revenue annually, as defined in the lease agreement, for the purchase, replacement and upgrade of furniture, fixtures and equipment. All such restricted funds have been spent on their required purpose through June 30, 2003.

      Future minimum lease obligations under various non-cancelable operating leases with initial terms in excess of one year at June 30, 2003 (including the lease described in the preceding paragraph) are as follows (000’s omitted):

2004	$1,584
2005	1,205
2006	763
2007	564
2008	454
Thereafter	16,442

$21,012

     Letters of Credit

      As of June 30, 2003, the Company has two letters of credit, which secure two operating leases. The letters of credit are collateralized by certificates of deposit totaling $500,000 and are included in restricted cash in the accompanying Consolidated Balance Sheets. The two operating leases and corresponding letters of credit expire on November 1, 2003.

     Insurance

      The Company maintains comprehensive insurance on its properties, including liability, business interruption, fire and extended coverage including windstorm and flood, in the types and amounts management believes are customary for the resort and hotel industry. Certain insurance risks for medical and workers’ compensation are self-insured by the Company subject to certain stop-loss thresholds. Accruals for claims under the Company’s self-insurance program are recorded on a claim-incurred basis. Under this program, the estimated liability for claims incurred but unpaid at June 30, 2003 and 2002 was not material. In connection with the Company’s workers’ compensation self-insurance agreement (which was originated during the year ended June 30, 2003), the Company has obtained a standby letter of credit supporting the estimated liability. Such standby letter of credit was not material at June 30, 2003.

     Litigation

      The Company is not involved in any material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to its business.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Phase I and Phase II assessments have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on its business, nor is the Company aware of any such material liability or concern. Phase I and Phase II assessments cannot provide full and complete knowledge of environmental conditions and compliance matters. Therefore, there can be no assurances that: (1) material environmental liabilities or compliance concerns do not exist; (2) an identified matter that does not appear reasonably likely to be material will not result in significantly greater expenditures than is currently anticipated; or (3) there are not material environmental liabilities or compliance concerns of which the Company is unaware.

(13) License and Franchise Agreements

      The Company has a franchise agreement with Hyatt Franchise Corporation (“Hyatt”) that expires in November 2014 with various early termination provisions and liquidated damages for early termination. The agreement provides for payments of monthly royalty fees equal to 5.0% of gross room revenue. The agreement also provides for the payment of certain Hyatt “allocable chain expenses” primarily relating to sales and marketing. Aggregate Hyatt royalty fees and chain expenses amounted to $1.5 million, $1.4 million and $1.6 million for the years ended June 30, 2003, 2002 and 2001, respectively. The agreement also requires maintenance of a customary reserve for replacement of furniture, fixtures and equipment equal to 4.0% of gross room revenue. All such restricted funds have been spent for their required purpose through June 30, 2003.

      The Company has a license agreement with Radisson Hotels International, Inc. (“Radisson”), which expires in July 2004. The terms of the agreement allow the Company to operate the resort using the Radisson system. Annual fees payable to Radisson pursuant to the agreement equal 5.0% of gross room revenue. Fees paid to Radisson pursuant to the license agreement totaled $406,000, $383,000 and $469,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

(14) Related Party Transactions

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

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company paid a management fee to Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company’s Chairman and Chief Executive Officer, H. Wayne Huizenga, equal to $1.9 million, $2.7 million and $3.7 million for the years ended June 30, 2003, 2002 and 2001, respectively. Following the resignation of Richard C. Rochon as President of the Company (where he served without salary), and as President of Huizenga Holdings, Inc., the management agreement was amended to limit the management fee payable for the fiscal year ending June 30, 2003 to the lesser of 1% of total revenue, or $1.9 million. The limit on the management fee for the fiscal year ending June 30, 2003 was principally due to Mr. Rochon’s resignation. Prior to that, the management fee was equal to 1% of total revenue of the Company. It is anticipated that the management agreement and fee will continue to be reviewed annually by the Company. Pursuant to the agreement, Huizenga Holdings, Inc. primarily provides certain administrative, financing, tax, legal, investor relations and strategy related services to the Company.

      The Company paid Callaghan & Partners, Ltd. $326,000 and $448,000 during the years ended June 30, 2002 and 2001, respectively, which represented 1.5% of the budgeted construction and development cost of certain approved projects. No amounts were paid or owed during the year ended June 30, 2003. Dennis J. Callaghan, a director of the Company, is President of Callaghan & Partners, Ltd., an entity founded by Mr. Callaghan to acquire, develop, finance, renovate and manage resorts, hotels and residential and commercial properties in the United States and abroad.

(15) Income Taxes

      The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accompanying Consolidated Balance Sheets at June 30 is set forth below (000’s omitted):

	2003	2002

Deferred tax assets:
Deferred revenue and other	$13,242	$22,199
Deferred tax liabilities:
Book basis in property over tax basis	(47,484)	(52,251)

Net deferred tax liabilities	$(34,242)	$(30,052)

      The components of the provision for income taxes relating to continuing operations for the years ended June 30 is set forth below (000’s omitted).

	2003	2002	2001

Current:
Federal	$4,224	$1,674	$12,033
State	431	622	1,427
Federal and state deferred provision (benefit)	853	(960)	(6,779)
Change in valuation allowance	—	—	(2,747)

Provision for income taxes	$5,508	$1,336	$3,934

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation between the statutory federal income tax expense relating to continuing operations and the income tax expense at the Company’s effective rate for the years ended June 30, 2003, 2002 and 2001 is set forth below (000’s omitted).

	2003	2002	2001

Computed expected income tax expense based on statutory federal income tax rate	$5,007	$2,045	$5,767
State income taxes, net of federal benefit	512	193	660
Non-deductible amortization	—	—	365
Non-deductible expenses	382	601	449
Credit for employer taxes	(613)	(555)	(648)
Decrease in valuation allowance	—	—	(2,747)
Other, net	220	(948)	88

Provision for income taxes	$5,508	$1,336	$3,934

      Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. The tax valuation allowance was adjusted in the period management determined it was more likely than not that deferred tax assets would be realized. The Company continued to maintain a tax valuation allowance prior to the three months ended June 30, 2001 because management believed the Company’s ability to generate future taxable income and realize the deferred tax asset was not “more likely than not” due to the volatility of the entertainment and sports business. This business was subsequently sold and, therefore, the tax valuation allowance was released during the three months ended June 30, 2001.

(16) Employee Benefits

      Employees of the Company, except for those employed by the Hyatt Regency Pier 66 Hotel and Marina, the Radisson Bahia Mar Resort and Yachting Center, the Boca Raton Resort & Club and Grande Oaks Golf Club (who have separate plans and are discussed below) may participate in a qualified 401(k) Savings and Retirement Plan (the “401(k)”), a defined contribution plan. The 401(k) is available to full-time employees who have completed one year of service in which 1,000 hours of service were rendered and are age twenty-one or older. The Company may match a discretionary percentage of the amount contributed by the participant up to a limit of 6% of annual compensation. Employees may contribute up to 80% of their annual compensation subject to a maximum dollar amount of deferrals as specified by applicable regulations. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of plan participation, reaching 100% after five years. Matching contributions for the year ended June 30, 2003 totaled $16,000. The Company did not make any matching contributions for the years ended June 30, 2002 or 2001.

      The Hyatt Regency Pier 66 Hotel and Marina and the Radisson Bahia Mar Resort and Yachting Center also have a qualified 401(k) Savings and Retirement Plan. This plan is available to full-time employees of these resorts who have completed one year of service in which 1,000 hours of service were rendered and are age twenty-one or older. The Company is required to contribute 25% of the first 6% of the employee’s earnings. Employees may contribute up to 14% of their annual compensation subject to a maximum dollar amount as specified by applicable regulations. Participants immediately vest 100% of their individual and employer match contributions to the plan. Matching contributions totaled $47,000, $55,000 and $55,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

      The Boca Raton Resort & Club and Grande Oaks Golf Club had a non-qualified 401(a) Plan which was converted to a qualified 401(k) Savings and Retirement Plan on March 30, 2003. The 401(a) plan was

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available to employees with at least one year of service who worked a minimum of 1,000 hours per year. The 401(a) plan allowed participants to contribute up to 16% of their total compensation. The Company was required to make matching contributions equal to 50% of the first 6% of the employee’s earnings. The 401(k) is available to full-time employees who have completed one year of service in which 1,000 hours of service were rendered and are age twenty-one or older. The Company may match a discretionary percentage of the amount contributed by the participant up to a limit of 6% of annual compensation. Employees may contribute up to 80% of their annual compensation subject to a maximum dollar amount of deferrals as specified by applicable regulations. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of plan participation, reaching 100% after five years. The Company’s matching contribution totaled $1.0 million, $640,000 and $698,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

(17) Segment Reporting

      The Company is an owner and operator of five luxury resorts located in Florida with hotels, conference facilities, food and beverage outlets, retail stores, golf courses, spas, marinas and private clubs. Resort operating personnel report to a chief operating decision maker (an executive management group) that decides how to allocate resources and assesses the performance of the resorts. The executive management group manages, and underlying internal financial and operating reports treat, the resorts as a single operating segment that generates significant non-room revenue (such as food and beverage sales, retail sales, etc.) by predominantly leveraging off of its existing resort guests. For financial reporting purposes, individual properties have been aggregated as a single segment because of their common economic and operating characteristics as provided for in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

      Revenues of the Company’s single operating segment for each group of similar products and services for the years ended June 30 is set forth below (000’s omitted).

	2003	2002	2001

Room	$116,785	$108,859	$139,105
Food, beverage and banquets	83,033	77,408	97,607
Yachting and marina	10,860	10,973	11,035
Retail and other	79,496	75,803	81,424

	$290,174	$273,043	$329,171

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Quarterly Financial Information (Unaudited and in thousands except share data)

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Year

Revenue	2003	$46,292	$67,046	$100,277	$76,559	$290,174
	2002	$39,519	$57,782	$99,988	$75,754	$273,043
Operating income (loss)	2003	$(9,169)	$4,879	$29,826	$10,208	$35,744
	2002	$(12,951)	$326	$32,803	$8,327	$28,505
Income (loss) from continuing operations	2003	$(9,071)	$(333)	$15,042	$3,161	$8,799
	2002	$(11,513)	$(2,739)	$16,096	$2,662	$4,506
Income from discontinued operations, net of income taxes	2003	$—	$—	$—	$—	$—
	2002	$23,728	$—	$—	$2,457	$26,185
Net income (loss)	2003	$(9,071)	$(333)	$15,042	$3,161	$8,799
	2002	$12,215	$(2,739)	$16,096	$5,119	$30,691
Basic income (loss) per share from continuing operations	2003	$(.23)	$(.01)	$.38	$.08	$.22
	2002	$(.29)	$(.07)	$.40	$.07	$.11
Diluted income (loss) per share from continuing operations	2003	$(.23)	$(.01)	$.38	$.08	$.22
	2002	$(.29)	$(.07)	$.40	$.07	$.11
Basic net income (loss) per share	2003	$(.23)	$(.01)	$.38	$.08	$.22
	2002	$.31	$(.07)	$.40	$.13	$.77
Diluted net income (loss) per share	2003	$(.23)	$(.01)	$.38	$.08	$.22
	2002	$.31	$(.07)	$.40	$.13	$.76

      The Company’s quarterly results for fiscal 2002, particularly for the second fiscal quarter, were adversely impacted by travel disruption and short-term cancellations of group business at its resorts following the September 11, 2001 terrorist attacks. In addition, the Company’s revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. Because of this variability in demand, the Company’s revenue fluctuates quarter-to-quarter, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although historically the trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There were no significant changes in the Company’s internal control over financial reporting (as required by the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

      The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the Company’s 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

           (3) Exhibits — (See Index to Exhibits included elsewhere herein.)

      (b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 13, 2003 and furnished its earnings release for the fiscal third quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BOCA RESORTS, INC.

By:	/s/ WAYNE MOOR

Wayne Moor
Senior Vice President, Treasurer and Chief Financial Officer

September 26, 2003

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wayne Moor and Richard L. Handley as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. WAYNE HUIZENGA H. Wayne Huizenga	Chairman of the Board and Chief Executive Officer	September 26, 2003
/s/ DAVID S. FEDER David S. Feder	President	September 26, 2003
/s/ WAYNE MOORE Wayne Moore	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	September 26, 2003
/s/ MARYJO FINOCCHIARO MaryJo Finocchiaro	Vice President and Corporate Controller (Principal Accounting Officer)	September 26, 2003
/s/ STEVEN R. BERRARD Steven R. Berrard	Director	September 26, 2003
/s/ DENNIS J. CALLAGHAN Dennis J. Callaghan	Director	September 26, 2003

Signature	Title	Date

/s/ MICHAEL S. EGAN Michael S. Egan	Director	September 26, 2003
/s/ HARRIS W. HUDSON Harris W. Hudson	Director	September 26, 2003
/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Director	September 26, 2003
/s/ HENRY LATIMER Henry Latimer	Director	September 26, 2003
/s/ PETER H. ROBERTS Peter H. Roberts	Director	September 26, 2003
/s/ RICHARD C. ROCHON Richard C. Rochon	Director	September 26, 2003

EXHIBIT INDEX

Exhibits		Description Of Exhibit

2.1	—	Exchange Agreement dated October 25, 1996 by and between the Company and H. Wayne Huizenga. (1)
2.3	—	Partnership Exchange Agreement dated October 25, 1996 by and between Florida Panthers Hockey Club, Ltd. and H. Wayne Huizenga.(1)
2.9	—	Amended and Restated Contribution and Exchange Agreement, dated as of March 20, 1997, by and among Florida Panthers Holdings, Inc., Panthers BRHC Limited, Boca Raton Hotel and Club Limited Partnership, BRMC, L.P. and BRMC Corporation(2)
2.10	—	Merger Agreement, dated July 8, 1997, by and among the Company, FPH/RHI Merger Corp., Inc., ResortHill, Inc. and Gary V. Chensoff.(3)
2.11	—	Agreement and Plan of Merger dated as of November 17, 1997 by Boca Resorts, Inc. (formerly Florida Panthers Holdings, Inc.), a Delaware corporation.(2)
3.2	—	Amended and Restated By-Laws of the Registrant(4)
10.6	—	Management Agreement by and between the Company and Huizenga Holdings, Inc.(1)
10.7	—	Amended Management Agreement by and between the Company and Huizenga Holdings, Inc.(5)
10.10	—	Third Amended and Restated 1996 Stock Option Plan.(6)
10.15	—	Indenture dated April 21, 1999 between Boca Resorts, Inc. (formerly Florida Panthers Holdings, Inc.), The Guarantors and The Bank of New York as Trustee(7)
10.16	—	Second Amended and Restated Credit Agreement dated as of June 25, 2003
21.1	—	Subsidiaries of the Company(8)
23.1	—	Consent of Ernst & Young LLP
23.2	—	Notice Regarding Consent of Arthur Andersen LLP
24.1	—	Powers of Attorney (included as part of the signature page of this Annual Report on Form 10-K).
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — H. Wayne Huizenga.
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Wayne Moor.
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 — SEC File No. 333-12191
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4 — SEC File 333-28951
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 — SEC File No. 333-30925
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K For the Fiscal Year Ended June 30, 2002 — SEC File No. 1-13173.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q For the Period Ended September 30, 2002.
(6)	Incorporated by reference to the Company’s Definitive Proxy Statement Filed on September 30, 2002.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 — SEC File No. 333-92227.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K For the Fiscal Year Ended June 30, 2001 — SEC File No. 1-13173.