Form 10-Q
period 2003-09-30
BOCA RESORTS INC
filed 2003-11-04
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

      As of November 3, 2003, there were 39,095,578 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted, except share data)
(Unaudited)

	September 30,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$7,198	$8,110
Restricted cash	613	641
Accounts receivable, net	16,184	20,960
Inventory	6,472	6,616
Current portion of Premier Club notes receivable	3,688	3,631
Other current assets	3,424	3,238

Total current assets	37,579	43,196
Property and equipment, net	822,096	823,681
Intangible assets, net	35,937	35,937
Long-term portion of Premier Club notes receivable	8,522	8,157
Other assets	8,900	9,179

Total assets	$913,034	$920,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$35,410	$33,515
Current portion of deferred revenue and advance deposits	32,446	23,288
Net liabilities of discontinued operations	1,074	1,074
Current portion of credit line and note payable	20	79

Total current liabilities	68,950	57,956
Credit line and note payable	15,000	18,000
Deferred revenue, net of current portion	33,431	33,498
Other liabilities	9,560	9,560
Deferred income taxes	28,194	34,242
Senior subordinated notes payable	190,145	190,145
Premier Club refundable membership fees	56,117	56,700

Total liabilities	401,397	400,101

Commitments and contingencies
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,095,578 and 39,035,078 shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	391	390
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at September 30, 2003 and June 30, 2003.	3	3
Contributed capital	460,667	459,548
Retained earnings	50,576	60,108

Total shareholders’ equity	511,637	520,049

Total liabilities and shareholders’ equity	$913,034	$920,150

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30
(000’s omitted, except per share data)
(Unaudited)

	2003	2002

Leisure and recreation revenue	$46,989	$46,292
Operating expenses:
Cost of leisure and recreation services	26,614	26,401
Selling, general and administrative expenses	20,889	20,114
Depreciation	9,962	8,946

Total operating expenses	57,465	55,461

Operating loss	(10,476)	(9,169)
Interest and other income	59	30
Interest expense	(5,082)	(5,611)

Loss before benefit for income taxes	(15,499)	(14,750)
Benefit for income taxes	5,967	5,679

Net loss	$(9,532)	$(9,071)

Net loss per share — basic and diluted	$(.24)	$(.23)

Weighted average shares used in computing net loss per share — basic and diluted	39,325	39,651

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30
(000’s omitted)
(Unaudited)

	2003	2002

Operating activities:
Net loss	$(9,532)	$(9,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,962	8,946
Impairment loss on land parcel	—	2,341
Gain on sale of land parcel	—	(2,291)
Non-cash compensation expense	453	—
Benefit for deferred income taxes	(5,967)	(5,679)
Changes in operating assets and liabilities
Accounts receivable	4,776	3,474
Other assets	(185)	613
Accounts payable and accrued expenses	4,993	3,193
Deferred revenue and other liabilities	8,508	10,187
Net liabilities of discontinued operations	—	(498)

Net cash provided by operating activities	13,008	11,215

Investing activities:
Capital expenditures	(11,475)	(11,250)
Change in restricted cash	28	72
Net proceeds from the sale of land parcel	—	5,641

Net cash used in investing activities	(11,447)	(5,537)

Financing activities:
Borrowings under credit facilities	5,000	6,000
Payments under long-term debt agreements and credit facility	(8,059)	(2,555)
Repurchases of common stock	—	(3,147)
Proceeds from exercise of stock options	586	—

Net cash provided by (used in) financing activities	(2,473)	298

Cash provided by (used in) continuing operations	(912)	6,474
Cash used in discontinued operations	—	(498)
Cash and cash equivalents, at beginning of period	8,110	3,691

Cash and cash equivalents, at end of period	$7,198	$9,667

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

      In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

2.     Nature of Operations

      The Company is an owner and operator of five luxury resorts located in Florida, with hotels, conference facilities, golf courses, spas, marinas and private clubs. The Company’s resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Resort and Marina (Fort Lauderdale), and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). The Company also owns and operates two golf clubs located in Florida, Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples, and owns and operates two golf courses in Boca Raton that are part of the Boca Raton Resort & Club.

3.     Earnings/(Loss) Per Common Share

      Basic earnings/(loss) per share equals net income/(loss) divided by the number of weighted average common shares outstanding. Diluted earnings/(loss) per share includes the effects of common stock equivalents to the extent they are dilutive.

      Options to purchase shares of common stock totaling 6.8 million and 6.5 million were outstanding during the three months ended September 30, 2003 and 2002, respectively, but were not included in the computation of loss per share because the effect would be antidilutive.

4.     Stock Option Plan

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for the options granted under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net loss, except for certain non-cash, non-recurring compensation expense associated with the modification in terms of certain stock option awards which totaled $453,000 (or $279,000 net of benefit for income taxes) during the three months ended September 30, 2003. The following table summarizes the effect of accounting for stock option awards as if the fair value recognition provisions of Statement of Financial

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Accounting Standard (“SFAS”) No. 123, as amended by SFAS No. 148, had been applied for the three months ended September 30 (000’s omitted):

	2003	2002

Net loss as reported	$(9,532)	$(9,071)
Less: total stock based compensation determined under fair value based method for awards, net of related tax effects	(377)	(408)

Pro forma net loss	$(9,909)	$(9,479)

Net loss per share — basic and diluted, as reported	$(.24)	$(.23)

Net loss per share — basic and diluted, Pro forma	$(.25)	$(.24)

      The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three months ended September 30:

	2003	2002

Risk free interest rate	1.00%	1.50%
Expected lives	6 years	6 years
Expected volatility	30%	30%

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report may not contain all the information that is important to you and should be read together with the Annual Report on Form 10-K for the fiscal year ended June 30, 2003, including the disclosure relating to critical accounting policies in Management’s Discussion and Analysis.

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

Non-GAAP Financial Measures

      This quarterly report on Form 10-Q contains a non-GAAP financial measure, within the meaning of applicable Securities and Exchange Commission rules, which we believe is useful to investors. This financial measure is loss before extraordinary and non-recurring items, interest expense, interest income, income taxes, depreciation and amortization (“LBITDA”). LBITDA is used by management, the lodging industry and certain investors as an indicator of the Company’s historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, LBITDA is not intended to represent cash flows for the period. In addition, it has not been presented as an alternative to either (a) operating income or loss (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and is thus susceptible to varying calculations. LBITDA as presented may not be comparable to other similarly titled measures of other companies.

      The accompanying table sets forth the operating results for the three months ended September 30 (000’s omitted):

	2003	2002

Leisure and recreation revenue	$46,989	$46,292
Operating expenses:
Cost of leisure and recreation services	26,614	26,401
Selling, general and administrative expenses:
Leisure and recreation	18,865	18,789
Corporate	2,024	1,325
Amortization and depreciation:
Leisure and recreation	9,909	8,893
Corporate	53	53

Total operating expenses	57,465	55,461

Operating loss:
Leisure and recreation	(8,399)	(7,791)
Corporate	(2,077)	(1,378)

Total operating loss	(10,476)	(9,169)
Interest and other income	59	30
Interest expense	(5,082)	(5,611)

Loss before benefit for income taxes	(15,499)	(14,750)
Benefit for income taxes	5,967	5,679

Net loss	$(9,532)	$(9,071)

Net cash provided by operating activities	$13,008	$11,215

Net cash used in investing activities	$(11,447)	$(5,537)

Net cash provided by (used in) financing activities	$(2,473)	$298

LBITDA	$(61)	$(223)

      The accompanying table reconciles LBITDA to loss before benefit for income taxes, the most comparable GAAP measure, for the three months ended September 30 (000’s omitted):

	2003	2002

LBITDA	$(61)	$(223)
Less: Depreciation	(9,962)	(8,946)
Less: Interest expense	(5,082)	(5,611)
Less: Non-recurring, non-cash compensation expense	(453)	—
Plus: Interest income	59	30

Loss before benefit for income taxes	$(15,499)	$(14,750)

      The accompanying table sets forth additional operating data for the three months ended September 30 (000’s omitted, except operating statistics):

	2003	2002	% Change

Revenue:
Room revenue	$16,297	$16,207	1%
Non-room related revenue	30,692	30,085	2%

Total leisure and recreation revenue	$46,989	$46,292	2%
Operating Statistics:
Available room nights	213,164	213,164	—
Average daily rate	$132.61	$138.44	(4)%
Occupancy	57.7%	54.9%	5%
Room revenue per available room	$76.45	$76.03	1%
Total leisure and recreation revenue per available room	$220.43	$217.17	2%

Leisure and Recreation Revenue

      Leisure and recreation revenue totaled $47.0 million and $46.3 million for the three months ended September 30, 2003 and 2002, respectively. The slight increase in revenue for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, followed increases in revenue at each of the Company’s properties, except for the Boca Raton Resort & Club.

      Revenue increases at the Company’s Naples properties during the three months ended September 30, 2003, versus the three months ended September 30, 2002, were primarily a result of room renovations being performed during the prior period at both the Registry Resort and Edgewater Beach Hotel. An increase in revenue at the Company’s Fort Lauderdale properties during the three months ended September 30, 2003, compared to the three months ended September 30, 2002, was primarily the result of more group business. Group business represented 30% and 29% of the total occupied rooms at the Company’s Fort Lauderdale resorts during the three months ended September 30, 2003 and 2002, respectively. Despite an increase in leisure bookings at the Boca Raton Resort & Club, group business was down during the three months ended September 30, 2003, versus the three months ended September 30, 2002. Group business represented 68% and 72% of the total occupied rooms at the Boca Raton Resort & Club during the three months ended September 30, 2003 and 2002, respectively.

Leisure and Recreation Operating Expenses

      Cost of leisure and recreation services totaled $26.6 million, or 57% of revenue, for the three months ended September 30, 2003, compared to cost of leisure and recreation services of $26.4 million, or 57% of revenue, for the three months ended September 30, 2002. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments, spas and other amenities at the resorts.

      Leisure and recreation selling, general and administrative expenses (“S,G&A”) totaled $18.9 million, or 40% of revenue, for the three months ended September 30, 2003, compared to S,G&A of $18.8 million, or 41% of revenue, for the three months ended September 30, 2002. Leisure and recreation S,G&A includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses. Although leisure and recreation S,G&A as a percent of revenue decreased slightly for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, the Company continues to be adversely affected by an increase in energy and insurance costs, which was offset by a decrease in costs associated with a golf course lease with a third party which recently expired.

      Leisure and recreation depreciation expense totaled $9.9 million and $8.9 million for the three months ended September 30, 2003 and 2002, respectively. The increase in depreciation expense for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, was primarily the result of an increase in depreciation expense following the completion of room renovations at the Registry Resort and Edgewater Beach Hotel.

Leisure and Recreation Operating Loss

      Leisure and recreation operations reported operating losses of $8.4 million and $7.8 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in operating results for the three months ended September 30, 2003, versus the three months ended September 30, 2002, was primarily due to an increase in depreciation expense.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $2.0 million and $1.3 million for the three months ended September 30, 2003 and 2002, respectively. The increase in corporate general and administrative expense during the three months ended September 30, 2003, compared to the three months ended

September 30, 2002, was primarily because the 2003 period included certain non-cash, non-recurring compensation expense associated with stock options totaling $453,000.

Interest Expense

      Interest expense totaled $5.1 million and $5.6 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in interest expense during the three months ended September 30, 2003, versus the three months ended September 30, 2002, was the result of a $207,000 increase in the amount of interest capitalized on projects under construction together with a $254,000 decrease in interest expense resulting from lower average outstanding indebtedness during the 2003 period.

Benefit for Income Taxes

      The Company recorded a benefit for income taxes totaling $6.0 million, or 38.5% of pretax loss, and $5.7 million, or 38.5% of pretax loss, for the three months ended September 30, 2003 and 2002, respectively.

Net Loss

      Net loss totaled $9.5 million and $9.1 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in operating results for the three months ended September 30, 2003, versus the three months ended September 30, 2002, was primarily due to an increase in depreciation expense.

Liquidity and Capital Resources

      Unrestricted cash and cash equivalents decreased to $7.2 million at September 30, 2003, from $8.1 million at June 30, 2003. The major components of the change are discussed below.

Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $13.0 million and $11.2 million for the three months ended September 30, 2003 and 2002, respectively. The slight increase in net cash provided by operating activities for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, was primarily because during the prior year three-month period the Company settled certain litigation (that had been accrued for) relating to the Arizona Biltmore Resort & Spa, which was formerly owned by the Company.

Net Cash Used In Investing Activities

      Net cash used in investing activities totaled $11.4 million and $5.5 million for the three months ended September 30, 2003 and 2002, respectively. The change was primarily because the Company received $5.6 million from the sale of a land parcel located in Naples, Florida during the prior year three-month period. Additionally, capital expenditures totaled $11.5 million and $11.3 million for the three months ended September 30, 2003 and 2002, respectively.

      During the three months ended September 30, 2003, the Company was nearing completion on a marina renovation at the Bahia Mar Resort and Yachting Center, which includes the reconfiguration of the existing boat slips. This extensive marina renovation, which is being funded substantially from operations, will result in a state-of-the art yachting center with 242 reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to over 200 feet, without reducing the rentable linear feet. The Company also completed, or is nearing completion, on a number of smaller initiatives during the three-month period including the renovation of the pool area at the Boca Raton Resort & Club and a new themed restaurant at Pier 66 Resort and Marina.

      During the three months ended September 30, 2002, the Company commenced work on a comprehensive room renovation at the Registry Resort covering 395 guestrooms, which included all new furnishings and new five fixture bathrooms. The Company was also renovating approximately 60 guest suites at the Edgewater Beach Hotel.

      The change in restricted cash was not material from June 30, 2003 to September 30, 2003 or from June 30, 2002 to September 30, 2002.

Net Cash Provided by (Used in) Financing Activities

      Net cash used in financing activities totaled $2.5 million during the three months ended September 30, 2003, compared to net cash provided by financing activities of $298,000 during the three months ended September 30, 2002. Financing activities for the periods presented primarily includes borrowings, net of repayments, under the Company’s revolving credit facility, as well as, repurchases of the Company’s common stock.

Capital Resources

      The Company’s capital resources are provided from both internal and external sources. The primary capital resources from internal operations include (1) room rentals, food and beverage sales, retail sales, spa revenue, golf revenue, tennis revenue, marina and conference service revenue at the resorts and (2) Premier Club membership revenue. The primary external sources of liquidity have been the issuance of debt securities, borrowing under term loans and credit lines, the issuance of Company stock for property acquisitions and the exercise of non-qualified stock options by employees pursuant to the Company’s stock option plan.

      As of September 30, 2003, the Company had $15.0 million outstanding under its revolving credit line (which matures on June 30, 2005) and had $77.9 million in immediate availability. As a result of the current availability under this credit line, combined with cash on hand, management believes the Company has sufficient funds to continue its capital enhancement plans during fiscal 2004 and support on-going operations, including meeting debt service obligations as they come due.

Financial Condition

      Significant changes in balance sheet data from June 30, 2003 to September 30, 2003 are discussed below.

Accounts Receivable

      Accounts receivable decreased to $16.2 million at September 30, 2003, from $21.0 million at June 30, 2003. It is customary for the Company’s trade receivables to be lowest following the September 30 operating quarter as a result of the seasonality of its business.

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses increased to $35.4 million at September 30, 2003, from $33.5 million at June 30, 2003. The increase in accounts payable and accrued expenses was primarily because of an increase in accrued interest on the Company’s 9.875% senior subordinated notes, partially offset by a decrease in trade payables due to the seasonality of the Company’s business. Interest on the senior subordinated notes is paid semi-annually on October 15 and April 15. At June 30, 2003, the accrual for interest on such notes totaled $4.0 million (and represented interest for 76 days on $190.1 million outstanding notes). At September 30, 2003, the accrual for interest totaled $8.6 million (and represented interest for 168 days on $190.1 million outstanding notes).

Current Portion of Deferred Revenue and Advance Deposits

      Current portion of deferred revenue and advance deposits increased to $32.4 million at September 30, 2003, from $23.3 million at June 30, 2003. The increase substantially related to the collection of annual Premier Club dues at the Boca Raton Resort & Club. The annual dues will be recognized as revenue ratably over the membership year, which commenced on October 1.

Working Capital

      Current liabilities exceeded current assets by $31.4 million and $14.8 million at September 30, 2003 and June 30, 2003, respectively. Current liabilities exceeded current assets at each September 30, 2003 and June 30, 2003 primarily because the Company repurchased $149.9 million principal amount of senior subordinated notes over the past three years and such notes would have otherwise matured in April 2009. The repurchase of the notes resulted in, among other things, a decrease in the Company average cost of borrowing. However, the ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a revolving credit line that represents an additional and immediate potential source of liquidity. See “Capital Resources”.

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

      Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman of the board (the Company’s principal executive officer) and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the Securities and Exchange Commission (“SEC”) is effectively recorded, processed and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the foregoing, the Company’s chairman of the board and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Additionally, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company is not currently involved in any material legal proceedings. However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to the business. While the results of proceedings which arise in the normal course of business cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated results of operations, consolidated cash flows or consolidated financial position.

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

     (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on September 29, 2003 to furnish its earnings release for the fiscal fourth quarter and fiscal year ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOCA RESORTS, INC.

Date: November 4, 2003	By: /s/ WAYNE MOOR Wayne Moor Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

By: /s/ MARYJO FINOCCHIARO MaryJo Finocchiaro Vice President and Corporate Controller (Principal Accounting Officer)