Form 10-Q
period 2003-12-31
BOCA RESORTS INC
filed 2004-02-03
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐

      As of January 30, 2004, there were 39,732,919 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

PART I -- FINANCIAL INFORMATION
PART II -- OTHER INFORMATION
SIGNATURES
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO & CFO

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2003

	(Unaudited)

	(000’s Omitted, Except
	Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$4,317	$8,110
Restricted cash	152	641
Accounts receivable, net	19,448	20,960
Inventory	7,663	6,616
Current portion of Premier Club notes receivable	3,927	3,631
Other current assets	4,196	3,238

Total current assets	39,703	43,196
Property and equipment, net	820,486	823,681
Intangible assets	35,937	35,937
Long-term portion of Premier Club notes receivable	8,794	8,157
Other assets	8,454	9,179

Total assets	$913,374	$920,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,765	$33,515
Current portion of deferred revenue and advance deposits	30,885	23,288
Net liabilities of discontinued operations	1,045	1,074
Current portion of credit line and note payable	—	79

Total current liabilities	58,695	57,956
Credit line and note payable	20,000	18,000
Deferred revenue, net of current portion	33,462	33,498
Other liabilities	9,560	9,560
Deferred income taxes	28,456	34,242
Senior subordinated notes payable	190,145	190,145
Premier Club refundable membership fees	55,178	56,700

Total liabilities	395,496	400,101

Commitments and contingencies
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,512,459 and 39,035,078 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	396	390
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at December 31, 2003 and June 30, 2003.	3	3
Contributed capital	465,352	459,548
Retained earnings	52,127	60,108

Total shareholders’ equity	517,878	520,049

Total liabilities and shareholders’ equity	$913,374	$920,150

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended December 31

	2003	2002

	(000’s Omitted,
	Except Per
	Share Data)
	(Unaudited)
Leisure and recreation revenue	$72,942	$67,046
Operating expenses:
Cost of leisure and recreation services	33,261	31,656
Selling, general and administrative expenses	21,699	21,288
Depreciation	10,146	9,074
Loss on early retirement of debt	—	149

Total operating expenses	65,106	62,167

Operating income	7,836	4,879
Interest and other income	117	9
Interest expense	(5,430)	(5,429)

Income (loss) before (provision) benefit for income taxes	2,523	(541)
(Provision) benefit for income taxes	(972)	208

Net income (loss)	$1,551	$(333)

Net income (loss) per share — basic and diluted	$.04	$(.01)

Weighted average shares used in computing net income (loss) per share — basic	39,508	39,236

Weighted average shares used in computing net income (loss) per share — diluted	40,516	39,236

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended December 31

	2003	2002

	(Unaudited)
	(000’s Omitted, Except
	Per Share Data)
Leisure and recreation revenue	$119,931	$113,338
Operating expenses:
Cost of leisure and recreation services	59,875	58,057
Selling, general and administrative expenses	42,588	41,401
Depreciation	20,108	18,020
Loss on early retirement of debt	—	149

Total operating expenses	122,571	117,627

Operating loss	(2,640)	(4,289)
Interest and other income	176	39
Interest expense	(10,512)	(11,040)

Loss before benefit for income taxes	(12,976)	(15,290)
Benefit for income taxes	4,995	5,887

Net loss	$(7,981)	$(9,403)

Net loss per share — basic and diluted	$(.20)	$(.24)

Weighted average shares used in computing net loss per share — basic and diluted	39,417	39,444

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31

	2003	2002

	(Unaudited)
	(000’s Omitted)
Operating activities:
Net loss	$(7,981)	$(9,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,108	18,020
Non-cash compensation expense	453	163
Impairment loss on land parcel	—	2,396
Gain on sale of land parcel	—	(2,291)
Loss on early retirement of debt	—	149
Benefit for deferred income taxes	(4,995)	(5,887)
Changes in operating assets and liabilities
Accounts receivable	1,512	4,334
Other assets	(2,213)	2,075
Accounts payable and accrued expenses	(3,513)	(4,942)
Deferred revenue and other liabilities	6,039	9,392
Net liabilities of discontinued operations	(29)	(467)

Net cash provided by operating activities	9,381	13,539

Investing activities:
Capital expenditures	(20,151)	(30,719)
Change in restricted cash	489	81
Net proceeds from the sale of land parcels	—	12,786

Net cash used in investing activities	(19,662)	(17,852)

Financing activities:
Borrowings under credit facilities	24,000	37,000
Payments under long-term debt agreements and credit facility	(22,079)	(13,611)
Proceeds from exercise of stock options	4,567	—
Repurchases of common stock	—	(6,174)
Repurchases of senior subordinated notes payable	—	(2,750)

Net cash provided by financing activities	6,488	14,465

Cash provided by (used in) continuing operations	(3,764)	10,619
Cash used in discontinued operations	(29)	(467)
Cash and cash equivalents, at beginning of period	8,110	3,691

Cash and cash equivalents, at end of period	$4,317	$13,843

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

      In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

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

3.     Earnings Per Common Share

      Basic earnings (loss) per share equals net income (loss) divided by the number of weighted average common shares outstanding. Diluted earnings (loss) per share includes the effects of common stock equivalents to the extent they are dilutive.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(In thousands)
Basic weighted average shares outstanding	39,508	39,236	39,417	39,444
Stock options	1,008	—	—	—

Diluted weighted average shares outstanding	40,516	39,236	39,417	39,444

      Options to purchase shares of common stock totaling 7.0 million and 7.2 million were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of loss per share for the associated periods because the effect would be antidilutive.

4.     Stock Option Plan

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for the options granted under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net loss, except for certain non-cash compensation expense associated with the modification in terms of stock option awards which totaled $453,000 (or $279,000 net of benefit for income taxes) during the six months ended December 31, 2003 and $163,000 (or $100,000 net of benefit for income taxes) during the six months ended December 31, 2002. The following table summarizes the effect of accounting for stock

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option awards as if the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, as amended by SFAS No. 148, had been applied for the three and six months ended December 31, 2003 and 2002 (000’s omitted):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss) as reported	$1,551	$(333)	$(7,981)	$(9,403)
Less: total stock based compensation determined under fair value based method for awards, net of related tax effects	(354)	(440)	(731)	(848)

Pro forma net income (loss)	$1,197	$(773)	$(8,712)	$(10,251)

Net income (loss) per share — basic and diluted, as reported	$.04	$(.01)	$(.20)	$(.24)

Net income (loss) per share — basic and diluted, Pro forma	$.03	$(.02)	$(.22)	$(.26)

      The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three and six months ended December 31, 2003 and 2002:

	2003	2002

Risk free interest rate	1.00%	1.50%
Expected lives	6 years	6 years
Expected volatility	30%	30%

5.     Shareholders’ Equity

      The accompanying table sets forth the components of the change in shareholders’ equity for the six months ended December 31, 2003 (000’s omitted):

	Class A		Class B
	Common Stock		Common Stock

	Number		Number				Total
	of		of		Contributed	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, June 30, 2003	39,035	$390	255	$3	$459,548	$60,108	$520,049
Net loss	—	—	—	—	—	(7,981)	(7,981)
Exercise of stock options	477	5	—	—	4,562	—	4,567
Other stock option activity	—	—	—	—	1,243	—	1,243

Balance, December 31, 2003	39,512	$395	255	$3	$465,353	$52,127	$517,878

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report may not contain all the information that is important to you and should be read together with the Annual Report on Form 10-K for the fiscal year ended June 30, 2003, including the disclosure relating to critical accounting policies in Management’s Discussion and Analysis. The Securities and Exchange Commission has requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial position and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Events of September 11, 2001

      During the three-month period following the September 11, 2001 terrorist attacks on New York’s World Trade Center towers and on the Pentagon, the Company’s results of operations were adversely affected by travel disruption and short-term cancellation of group bookings at its properties. The Company’s operating results continue to track slightly below pre-September 11, 2001 levels.

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

      The accompanying table sets forth the operating results for the three and six months ended December 31, 2003 and 2002 (000’s omitted):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Leisure and recreation revenue	$72,942	$67,046	$119,931	$113,338
Operating expenses:
Cost of leisure and recreation services	33,261	31,656	59,875	58,057
Selling, general and administrative expenses:
Leisure and recreation	19,386	18,898	38,251	37,686
Corporate	2,313	2,390	4,337	3,715
Amortization and depreciation:
Leisure and recreation	10,093	9,021	20,002	17,914
Corporate	53	53	106	106
Loss on early retirement of debt	—	149	—	149

Total operating expenses	65,106	62,167	122,571	117,627

Operating income (loss):
Leisure and recreation	10,202	7,471	1,803	(319)
Corporate	(2,366)	(2,592)	(4,443)	(3,970)

Total operating income (loss)	7,836	4,879	(2,640)	(4,289)
Interest and other income	117	9	176	39
Interest expense	(5,430)	(5,429)	(10,512)	(11,040)

Income (loss) before benefit for income taxes	2,523	(541)	(12,976)	(15,290)
(Provision) benefit for income taxes	(972)	208	4,995	5,887

Net income (loss)	$1,551	$(333)	$(7,981)	$(9,403)

Net cash provided by (used in) operating activities	$(3,627)	$2,324	$9,381	$13,539

Net cash used in investing activities	$(8,215)	$(12,315)	$(19,662)	$(17,852)

Net cash provided by financing activities	$8,961	$14,167	$6,488	$14,465

EBITDA	$17,982	$14,265	$17,921	$14,043

      The accompanying table reconciles EBITDA to net income (loss) for the three and six months ended December 31, 2003 and 2002 (000’s omitted):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

EBITDA	$17,982	$14,265	$17,921	$14,043
Less: Depreciation	(10,146)	(9,074)	(20,108)	(18,020)
Less: Interest expense	(5,430)	(5,429)	(10,512)	(11,040)
Less: Non-recurring, non-cash compensation expense	—	(163)	(453)	(163)
Less: Loss on early retirement of debt	—	(149)	—	(149)
Plus: Interest income	117	9	176	39
Plus (less): (Provision) benefit for income taxes	(972)	208	4,995	5,887

Net income (loss)	$1,551	$(333)	$(7,981)	$(9,403)

      See Condensed Consolidated Statements of Cash Flow for a reconciliation of net income to net cash flow from operating activities for the six months ended December 31, 2003 and 2002.

      The accompanying table sets forth additional operating data for the three and six months ended December 31, 2003 and 2002 (000’s omitted, except operating statistics):

	Three Months Ended			Six Months Ended
	December 31,			December 31,

			%			%
	2003	2002	Change	2003	2002	Change

Revenue:
Room revenue	$27,115	$25,032	8%	$43,413	$41,239	5%
Non-room related revenue	45,827	42,014	9%	76,518	72,099	6%

Total leisure and recreation revenue	$72,942	$67,046	9%	$119,931	$113,338	6%
Operating Statistics:
Available room nights	213,103	213,164	—	426,267	426,328	—
Average daily rate	$206.97	$215.16	(4)%	$170.98	$176.68	(3)%
Occupancy	61.5%	54.6%	13%	59.6%	54.7%	9%
Room revenue per available room	$127.24	$117.43	8%	$101.84	$96.73	5%
Total leisure and recreation revenue per available room	$342.27	$314.53	9%	$281.34	$265.85	6%

Leisure and Recreation Revenue

      Leisure and recreation revenue totaled $72.9 million and $67.0 million for the three months ended December 31, 2003 and 2002, respectively, and $119.9 million and $113.3 million for the six months ended December 31, 2003 and 2002, respectively. The increase in revenue for the three and six months ended December 31, 2003, compared to the three and six months ended December 31, 2002, resulted from increases in revenue at each of the Company’s properties. Increases in revenue generally were derived through increased occupancy at the Company’s resorts, partially offset by a decrease in average daily room rates. The decrease in average daily room rates was partially in response to the Company’s automated yield management system, which seeks to maximize hotel revenue by recommending the optimal mix between occupancy and room rates.

      Revenue increases at the Company’s Naples properties during the three and six months ended December 31, 2003, versus the three and six months ended December 31, 2002, were primarily a result of room renovations being performed during the prior year period at both the Registry Resort and Edgewater Beach Hotel. Revenue increases at the Company’s Fort Lauderdale properties during the three and six months ended December 31, 2003, compared to the three and six months ended December 31, 2002, were primarily the result of more group and leisure business. The Fort Lauderdale properties had over 3,850 more occupied room nights during the three months ended December 31, 2003, than during the three months ended December 31, 2002, and over 7,300 more occupied room nights during the six months ended December 31, 2003, than during the six months ended December 31, 2002. The increase in occupied room nights at the Company’s Fort Lauderdale properties during the three and six months ended December 31, 2003, versus the three and six months ended December 31, 2002, was partially because the Bahia Mar Resort & Yachting Center was undergoing a marina renovation during the prior year period and because the Company continues to experience strong call center volume and web booking trends. The Company’s Boca Raton Resort & Club continues to benefit from increases in non-room revenue as a result of property renovations and added amenities. In addition to a comprehensive guestroom renovation, capital enhancements over the past six years have included a new 112 water-view room marina hotel and marina slips (the “Yacht Club”), a 50,000 square foot spa complex, a golf clubhouse, additional retail and restaurant space, a 140,000 square foot conference center, a redesigned golf course and a tennis and fitness center.

Leisure and Recreation Operating Expenses

      Cost of leisure and recreation services totaled $33.3 million, or 46% of revenue, for the three months ended December 31, 2003, compared to cost of leisure and recreation services of $31.7 million, or 47% of revenue, for the three months ended December 31, 2002. Cost of leisure and recreation services totaled $59.9 million, or 50% of revenue, for the six months ended December 31, 2003, compared to cost of leisure and recreation services of $58.1 million, or 51% of revenue, for the six months ended December 31, 2002. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments, spas and other amenities at the resorts.

      Leisure and recreation selling, general and administrative expenses (“S,G&A”) totaled $19.4 million, or 27% of revenue, for the three months ended December 31, 2003, compared to S,G&A of $18.9 million, or 28% of revenue, for the three months ended December 31, 2002. Leisure and recreation S,G&A totaled $38.3 million, or 32% of revenue, for the three months ended December 31, 2003, compared to S,G&A of $37.7 million, or 33% of revenue, for the three months ended December 31, 2002. Leisure and recreation S,G&A includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses. Although leisure and recreation S,G&A as a percent of revenue decreased slightly for the three and six months ended December 31, 2003, compared to the three and six months ended December 31, 2002, the Company continues to be adversely affected by an increase in energy and insurance costs, which were partially offset by a decrease in costs associated with golf course leases with third parties which recently expired.

      Leisure and recreation depreciation expense totaled $10.1 million and $9.0 million for the three months ended December 31, 2003 and 2002, respectively, and $20.0 million and $17.9 million for the six months ended December 31, 2003 and 2002, respectively. The increase in depreciation expense for the three and six months ended December 31, 2003, compared to the three and six months ended December 31, 2002, was primarily the result of an increase in depreciation expense following the completion of room renovations at the Registry Resort (resulting in a $1.1 million increase in depreciation expense for the six-month period) and Edgewater Beach Hotel (resulting in a $91,000 increase in depreciation expense for the six-month period) and the marina renovation at the Bahia Mar Resort & Yachting Center (resulting in a $305,000 increase in depreciation expense for the six-month period).

Leisure and Recreation Operating Income (Loss)

      Leisure and recreation operations reported operating income of $10.2 million and $7.5 million for the three months ended December 31, 2003 and 2002, respectively. Leisure and recreation operations reported operating income of $1.8 million for the six months ended December 31, 2003, compared to an operating loss of $319,000 for the six months ended December 31, 2002. The increase in operating results for the three and six months ended December 31, 2003, versus the three and six months ended December 31, 2002, was primarily due to an increase in revenue partially offset by higher depreciation expense.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $2.3 million and $2.4 million for the three months ended December 31, 2003 and 2002, respectively, and $4.3 million and $3.7 million for the six months ended December 31, 2003 and 2002, respectively. The increase in corporate general and administrative expenses during the six months ended December 31, 2003, compared to the six months ended December 31, 2002, was primarily because the 2003 period included an increase in compensation expense associated with the modification in terms of certain stock option awards and an increase in costs associated with corporate governance issues pursuant to the Sarbanes-Oxley Act of 2002.

Interest Expense

      Interest expense totaled $5.4 for both the three months ended December 31, 2003 and 2002 and $10.5 million and $11.0 million for the six months ended December 31, 2003 and 2002, respectively. The decrease in interest expense during the six months ended December 31, 2003, versus the six months ended

December 31, 2002, was the result of a $207,000 increase in the amount of interest capitalized on projects under construction together with a $254,000 decrease in interest expense resulting from lower average outstanding indebtedness during the 2003 period.

Provision/Benefit for Income Taxes

      The Company recorded provisions and benefits for income taxes equal to 38.5% of pretax income (loss) during the three and six months ended December 31, 2003 and 2002.

Net Income (Loss)

      Net income totaled $1.6 million for the three months ended December 31, 2003, compared to a net loss of $333,000 during the three months ended December 31, 2002. Net loss totaled $8.0 million and $9.4 million for the six months ended December 31, 2003 and 2002, respectively. The improvement in operating results for the three and six months ended December 31, 2003, versus the three and six months ended December 31, 2002, was primarily due to an increase in revenue partially offset by higher depreciation expense. See also explanations for such financial statement captions set forth above.

Liquidity and Capital Resources

      Unrestricted cash and cash equivalents decreased to $4.3 million at December 31, 2003, from $8.1 million at June 30, 2003. The major components of the change are discussed below.

     Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $9.4 million and $13.5 million for the six months ended December 31, 2003 and 2002, respectively. The decrease in net cash provided by operating activities for the six months ended December 31, 2003, compared to the six months ended December 31, 2002, is primarily due to the timing in collection of advance deposits. Because the lead-time in booking leisure and group business has become shorter-term in nature, advance deposits are collected closer to the customer’s stay at the Company’s resorts.

     Net Cash Used In Investing Activities

      Net cash used in investing activities totaled $19.7 million and $17.9 million for the six months ended December 31, 2003 and 2002, respectively. Although the Company received $12.8 million in proceeds from the sale of land parcels located in Naples and Fort Lauderdale, Florida during the prior year six-month period, it incurred $10.5 million more in capital expenditures during the same period as more fully discussed below.

      During the six months ended December 31, 2003 capital expenditures included the final stages of a marina renovation at the Bahia Mar Resort and Yachting Center. This extensive marina renovation, which was funded substantially from operations, results in a state-of-the art yachting center with 245 reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to over 200 feet, without reducing the rentable linear feet. The Company also completed a number of smaller initiatives during the six-month period including the renovation of the pool area at the Boca Raton Resort & Club and new themed restaurants at Pier 66 Resort and Marina and at Registry Resort.

      During the six months ended December 31, 2002, capital expenditures included a comprehensive room renovation at the Registry Resort covering 395 guestrooms, which included all new furnishings and new five fixture bathrooms. The Company also renovated approximately 60 guest suites at the Edgewater Beach Hotel.

      The change in restricted cash was not material from June 30, 2003 to December 31, 2003 or from June 30, 2002 to December 31, 2002.

     Net Cash Provided by Financing Activities

      Net cash provided by financing activities totaled $6.5 million and $14.5 million during the six months ended December 31, 2003 and 2002, respectively. Financing activities for the periods primarily includes borrowings, net of repayments, under the Company’s revolving credit facility, proceeds from the exercise of stock options, as well as, repurchases of the Company’s common stock and senior subordinated notes payable. The decrease in net borrowings during the six months ended December 31, 2003, compared to the six months ended December 31, 2002, was the result of a decrease in capital expenditures over the same period.

     Capital Resources

      The Company’s capital resources are provided from both internal and external sources. The primary capital resources from internal sources include (1) room rentals, food and beverage sales, retail sales, spa revenue, golf revenue, tennis revenue, marina and conference service revenue at the resorts and (2) Premier Club membership revenue net of related costs. The primary external sources of liquidity have been the issuance of debt securities, borrowing under term loans and credit lines, the issuance of Company stock for property acquisitions and the exercise of non-qualified stock options by employees pursuant to the Company’s stock option plan.

      As of December 31, 2003, the Company had $20.0 million outstanding under its revolving credit line (which matures on June 30, 2005) and had $85.3 million in immediate availability. As a result of the current availability under this credit line, combined with cash on hand, management believes the Company has sufficient funds to continue its capital enhancement plans during the remainder of fiscal 2004 (which are estimated to cost an additional $5.0 million to $7.0 million) and support on-going operations, including meeting debt service obligations as they come due.

      As of December 31, 2003, the Company had $190.1 million principal amount of 9.875% senior subordinated notes due April 15, 2009 outstanding. The notes are redeemable at the option of the Company, in whole or in part, in cash, on or after April 15, 2004, together with accrued and unpaid interest, if any, to the date of redemption. The optional redemption prices for the twelve month periods beginning April 15 are: 2004 — 104.9375%; 2005 — 103.2910%; 2006 — 101.6450% and 2007 and thereafter — 100.00%.

Financial Condition

      Significant changes in balance sheet data from June 30, 2003 to December 31, 2003 are discussed below.

     Inventory

      Inventory increased to $7.7 million at December 31, 2003, from $6.6 million at June 30, 2003. Changes in inventory levels result, in large part, due to the seasonality of the Company’s business. The most significant increases in inventory were in retail clothing apparel at the Company’s resort retail shops to stock for the ensuing peak operating season.

     Other Current Assets

      Other current assets increased to $4.2 million at December 31, 2003, from $3.2 million at June 30, 2003. The increase was due to the payment of the annual premium for the Company’s directors and officers liability insurance partially offset by two months amortization of such premium.

     Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses decreased to $26.8 million at December 31, 2003, from $33.5 million at June 30, 2003. The decrease in accounts payable and accrued expenses was primarily due to the payment of income taxes in July 2003 and real estate taxes in November 2003.

     Current Portion of Deferred Revenue and Advance Deposits

      Current portion of deferred revenue and advance deposits increased to $30.9 million at December 31, 2003, from $23.3 million at June 30, 2003. The increase substantially related to the receipt of annual Premier Club dues at the Boca Raton Resort & Club. The Company bills annual Premier Club dues in August of each year. The annual dues are being recognized as revenue ratably over the membership year, which commenced on October 1.

     Deferred Income Taxes

      Deferred income taxes decreased to $28.5 million at December 31, 2003, from $34.2 million at June 30, 2003. The decrease was the result of recording a $5.0 million benefit for income taxes following the pretax loss for the December six-month period together with recording the tax deduction in the amount of $790,000 associated with the exercise of employee stock options.

Working Capital

      Current liabilities exceeded current assets by $19.0 million and $14.8 million at December 31, 2003 and June 30, 2003, respectively. Current liabilities exceeded current assets at both December 31, 2003 and June 30, 2003 primarily because the Company repurchased $149.9 million principal amount of senior subordinated notes over the past three years and such notes would have otherwise matured in April 2009. The repurchase of the notes resulted in, among other things, a decrease in the Company average cost of borrowing. However, the ratio of current liabilities to current assets is not indicative of a lack of liquidity as the Company maintains a revolving credit line that represents an additional and immediate potential source of liquidity. See “Capital Resources”.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4.     Controls and Procedures

      As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman of the board (the Company’s principal executive officer) and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the Securities and Exchange Commission (“SEC”) is effectively recorded, processed and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the foregoing, the Company’s chairman of the board and chief financial officer concluded as of December 31, 2003 that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Additionally, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company is not currently involved in any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on November 7, 2003, the shareholders voted to elect the directors named in the proxy materials dated September 30, 2003 and voted to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for the year ending June 30, 2004. The results of the voting were as follows:

					Broker
					Non-
	For	Against	Withheld	Abstain	Votes	Total(1)

Election of Directors:
Steven R. Berrard	2,585,075,526	—	30,642	—	—	2,585,106,168
Dennis J. Callaghan	2,585,007,044	—	99,124	—	—	2,585,106,168
Michael S. Egan	2,585,078,313	—	27,855	—	—	2,585,106,168
Harris W. Hudson	2,585,074,619	—	31,549	—	—	2,585,106,168
H. Wayne Huizenga	2,584,997,748	—	108,420	—	—	2,585,106,168
George D. Johnson, Jr.	2,585,078,323	—	27,845	—	—	2,585,106,168
Henry Latimer	2,583,151,382	—	1,954,786	—	—	2,585,106,168
Peter H. Roberts	2,585,078,744	—	27,424	—	—	2,585,106,168
Richard C. Rochon	22,061,150	—	2,563,045,018	—	—	2,585,106,168
Ratify Selection of Ernst & Young LLP	2,585,099,004	3,856	—	3,308	—	2,585,106,168

(1)	Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits

Exhibits		Description Of Exhibit

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — H. Wayne Huizenga.
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Wayne Moor.
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

Date: February 3, 2004