Form 10-Q
period 2004-03-31
BOCA RESORTS INC
filed 2004-05-04
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

      As of April 30, 2004, there were 39,911,954 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

Part I — Financial Information

Item 1.     Financial Statements

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s Omitted, Except Share Data)
(Unaudited)

	March 31,	June 30,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$26,093	$8,110
Restricted cash	152	641
Accounts receivable, net	26,174	20,960
Income taxes receivable	12,600	—
Inventory	7,131	6,616
Current portion of Premier Club notes receivable	4,354	3,631
Other current assets	3,126	3,238

Total current assets	79,630	43,196
Property and equipment, net	813,743	823,681
Intangible assets	35,937	35,937
Long-term portion of Premier Club notes receivable	9,153	8,157
Other assets	8,145	9,179

Total assets	$946,608	$920,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,057	$33,515
Current portion of deferred revenue and advance deposits	24,836	23,288
Net liabilities of discontinued operations	1,045	1,074
Current portion of credit line and note payable	—	79

Total current liabilities	62,938	57,956
Credit line and note payable	—	18,000
Deferred revenue, net of current portion	33,316	33,498
Other liabilities	9,560	9,560
Deferred income taxes	52,849	34,242
Senior subordinated notes payable	190,145	190,145
Premier Club refundable membership fees	54,828	56,700

Total liabilities	403,636	400,101

Commitments and contingencies
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,890,949 and 39,035,078 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	399	390
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at March 31, 2004 and June 30, 2003.	3	3
Contributed capital	470,208	459,548
Retained earnings	72,362	60,108

Total shareholders’ equity	542,972	520,049

Total liabilities and shareholders’ equity	$946,608	$920,150

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31
(000’s Omitted, Except Per Share Data)
(Unaudited)

	2004	2003

Leisure and recreation revenue	$113,120	$100,277
Operating expenses:
Cost of leisure and recreation services	41,920	37,802
Selling, general and administrative expenses	22,633	22,576
Depreciation	10,368	10,073

Total operating expenses	74,921	70,451

Operating income	38,199	29,826
Interest income and other income (expense)	(45)	39
Interest expense	(5,253)	(5,407)

Income before provision for income taxes	32,901	24,458
Provision for income taxes	(12,666)	(9,416)

Net income	$20,235	$15,042

Net income per share – basic	$.51	$.38

Net income per share – diluted	$.49	$.38

Weighted average shares used in computing net income per share – basic	40,025	39,209

Weighted average shares used in computing net income per share – diluted	41,594	39,563

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended March 31
(000’s Omitted, Except Per Share Data)
(Unaudited)

	2004	2003

Leisure and recreation revenue	$233,051	$213,615
Operating expenses:
Cost of leisure and recreation services	101,795	95,859
Selling, general and administrative expenses	65,221	63,978
Depreciation	30,476	28,093
Loss on early retirement of debt	—	149

Total operating expenses	197,492	188,079

Operating income	35,559	25,536
Interest and other income	131	78
Interest expense	(15,765)	(16,447)

Income before provision for income taxes	19,925	9,167
Provision for income taxes	(7,671)	(3,529)

Net income	$12,254	$5,638

Net income per share – basic	$.31	$.14

Net income per share – diluted	$.30	$.14

Weighted average shares used in computing net income per share – basic	39,618	39,367

Weighted average shares used in computing net income per share – diluted	40,690	39,907

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31
(000’s Omitted)
(Unaudited)

	2004	2003

Operating activities:
Net income	$12,254	$5,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,476	28,093
Non-cash compensation expense	453	217
Impairment loss on land parcel	—	2,396
Gain on sale of land parcel	—	(2,291)
Loss on early retirement of debt	—	149
Provision for deferred income taxes	7,671	3,529
Changes in operating assets and liabilities
Accounts receivable	(5,214)	(3,730)
Other assets	(1,088)	3,604
Accounts payable and accrued expenses	6,842	2,616
Deferred revenue and other liabilities	(506)	4,092
Net liabilities of discontinued operations	(29)	(1,362)

Net cash provided by operating activities	50,859	42,951

Investing activities:
Capital expenditures	(23,838)	(42,563)
Change in restricted cash	489	74
Net proceeds from the sale of land parcels	—	12,786

Net cash used in investing activities	(23,349)	(29,703)

Financing activities:
Borrowings under credit facilities	24,000	37,000
Payments under long-term debt agreements and credit facility	(42,079)	(29,688)
Proceeds from exercise of stock options	8,552	750
Repurchases of common stock	—	(6,174)
Repurchases of senior subordinated notes payable	—	(2,750)

Net cash used in financing activities	(9,527)	(862)

Cash provided by continuing operations	18,012	13,748
Cash used in discontinued operations	(29)	(1,362)
Cash and cash equivalents, at beginning of period	8,110	3,691

Cash and cash equivalents, at end of period	$26,093	$16,077

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

      In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations. All significant intercompany accounts have been eliminated.

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

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003
(In thousands)
Basic weighted average shares outstanding	40,025	39,209	39,618	39,367
Stock options	1,569	354	1,072	540

Diluted weighted average shares outstanding	41,594	39,563	40,690	39,907

      Options to purchase shares of common stock totaling 6.6 million and 6.5 million were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of income per share for the nine-month periods because the effect would be antidilutive.

4.     Income Taxes Receivable

      The Company adopted a new tax accounting policy whereby it uses tax lives and methods for its property and equipment as permitted by the Internal Revenue Service in various rulings and regulations. The tax accounting policy has resulted in a decrease in income taxes currently payable, as well as, a refund of income taxes paid in prior years totaling approximately $12.6 million. The refund was received in April 2004. The income tax accounting method change has no impact on the Company’s total income tax expense for financial reporting purposes.

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

5.     Stock Option Plan

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for the options granted under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income, except for certain non-cash compensation expense associated with the modification in terms of stock option awards which totaled $453,000 (or $279,000 net of benefit for income taxes) during the nine months ended March 31, 2004 and $217,000 (or $133,000 net of benefit for income taxes) during the nine months ended March 31, 2003. The following table summarizes the effect of accounting for stock option awards as if the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, as amended by SFAS No. 148, had been applied for the three and nine months ended March 31, 2004 and 2003 (000’s omitted):

			Nine Months
	Three Months Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net income as reported	$20,235	$15,042	$12,254	$5,638
Less: total stock based compensation determined under fair value based method for awards, net of related tax effects	(305)	(365)	(1,036)	(1,213)

Pro forma net income	$19,930	$14,677	$11,218	$4,425

Net income per share – basic , as reported	$.51	$.38	$.31	$.14

Net income per share – diluted, as reported	$.49	$.38	$.30	$.14

Net income per share – basic, Pro forma	$.50	$.37	$.28	$.11

Net income per share – diluted, Pro forma	$.48	$.37	$.28	$.11

      The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three and nine months ended March 31, 2004 and 2003:

	2004	2003

Risk free interest rate	1.00%	1.50%
Expected lives	6 years	6 years
Expected volatility	30%	30%

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

6.     Shareholders’ Equity

      The accompanying table sets forth the components of the change in shareholders’ equity for the nine months ended March 31, 2004 (000’s omitted):

	Class A		Class B
	Common Stock		Common Stock

	Number		Number				Total
	of		of		Contributed	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, June 30, 2003.	39,035	$390	255	$3	$459,548	$60,108	$520,049
Net income	—	—	—	—	—	12,254	12,254
Exercise of stock options	856	9	—	—	8,543	—	8,552
Tax deduction associated with exercise of stock options	—	—	—	—	1,664	—	1,664
Modification in terms of stock option awards	—	—	—	—	453	—	453

Balance, March 31, 2004	39,891	$399	255	$3	$470,208	$72,362	$542,972

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

Seasonality

      The resort operations are generally seasonal. The resorts historically experience greater revenue, costs and income in the third and fourth quarters of the fiscal year ended June 30 due to increased occupancy and room rates during the winter and spring months. Historically, 16%, 23%, 36% and 25% of annual revenue has been derived during the first, second, third and fourth fiscal quarters, respectively.

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

      The accompanying table sets forth the operating results for the three and nine months ended March 31, 2004 and 2003 (000’s omitted):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Leisure and recreation revenue	$113,120	$100,277	$233,051	$213,615
Operating expenses:
Cost of leisure and recreation services	41,920	37,802	101,795	95,859
Selling, general and administrative expenses:
Leisure and recreation	20,509	20,420	58,760	58,107
Corporate	2,124	2,156	6,461	5,871
Depreciation:
Leisure and recreation	10,316	10,024	30,318	27,938
Corporate	52	49	158	155
Loss on early retirement of debt	—	—	—	149

Total operating expenses	74,921	70,451	197,492	188,079

Operating income (loss):
Leisure and recreation	40,375	32,031	42,178	31,711
Corporate	(2,176)	(2,205)	(6,619)	(6,175)

Total operating income	38,199	29,826	35,559	25,536
Interest income and other income (expense)	(45)	39	131	78
Interest expense	(5,253)	(5,407)	(15,765)	(16,447)

Income before provision for income taxes	32,901	24,458	19,925	9,167
Provision for income taxes	(12,666)	(9,416)	(7,671)	(3,529)

Net income	$20,235	$15,042	$12,254	$5,638

Net cash provided by operating activities	$41,478	$29,412	$50,859	$42,951

Net cash used in investing activities	$(3,687)	$(11,851)	$(23,349)	$(29,703)

Net cash used in financing activities	$(16,015)	$(15,327)	$(9,527)	$(862)

EBITDA	$48,567	$39,953	$66,488	$53,995

      The accompanying table reconciles EBITDA to net income for the three and nine months ended March 31, 2004 and 2003 (000’s omitted):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

EBITDA	$48,567	$39,953	$66,488	$53,995
Less: Depreciation	(10,368)	(10,073)	(30,476)	(28,093)
Less: Interest expense	(5,253)	(5,407)	(15,765)	(16,447)
Less: Non-recurring, non-cash compensation expense	—	(54)	(453)	(217)
Less: Loss on early retirement of debt	—	—	—	(149)
Less: Provision for income taxes	(12,666)	(9,416)	(7,671)	(3,529)
Plus/(Less): Interest income and other expense	(45)	39	131	78

Net income	$20,235	$15,042	$12,254	$5,638

      See Condensed Consolidated Statements of Cash Flow for a reconciliation of net income to net cash flow from operating activities for the nine months ended March 31, 2004 and 2003.

      The accompanying table sets forth additional operating data for the three and nine months ended March 31, 2004 and 2003 (000’s omitted, except operating statistics):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2004	2003	% Change	2004	2003	% Change

Revenue:
Room revenue	$49,831	$44,994	11%	$93,244	$86,233	8%
Non-room related revenue	63,289	55,283	14%	139,807	127,382	10%

Total leisure and recreation revenue	$113,120	$100,277	13%	$233,051	$213,615	9%

Operating Statistics:
Available room nights	210,756	208,530	1%	637,023	634,858	—
Average daily rate	$286.01	$284.04	—	$217.79	$220.08	(1)%
Occupancy	82.7%	76.0%	9%	67.2%	61.7%	9%
Room revenue per available room	$236.44	$215.77	10%	$146.37	$135.83	8%
Total leisure and recreation revenue per available room	$536.74	$480.87	12%	$365.84	$336.48	9%

Leisure and Recreation Revenue

      Leisure and recreation revenue totaled $113.1 million and $100.3 million for the three months ended March 31, 2004 and 2003, respectively, and $233.1 million and $213.6 million for the nine months ended March 31, 2004 and 2003, respectively. The increase in revenue for the three and nine months ended March 31, 2004, compared to the three and nine months ended March 31, 2003, resulted primarily from increases in occupancy at each of the Company’s properties. The Company had 15,820 more occupied room nights during the three months ended March 31, 2004 than during the three months ended March 31, 2003 and 36,300 more occupied room nights during the nine months ended March 31, 2004 than during the nine months ended March 31, 2003. Management believes increases in resort occupancy are largely the result of an improving economic landscape, significant property enhancements, the high quality of the Company’s assets, a commitment to quality customer service resulting in strong guest loyalty and a favorable market mix that combines high-end leisure travelers and corporate groups.

Leisure and Recreation Operating Expenses

      Cost of leisure and recreation services totaled $41.9 million, or 37% of revenue, for the three months ended March 31, 2004, compared to cost of leisure and recreation services of $37.8 million, or 38% of revenue, for the three months ended March 31, 2003. Cost of leisure and recreation services totaled $101.8 million, or 44% of revenue, for the nine months ended March 31, 2004, compared to cost of leisure and recreation services of $95.9 million, or 45% of revenue, for the nine months ended March 31, 2003. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments, spas and other amenities at the resorts.

      Leisure and recreation selling, general and administrative expenses (“S,G&A”) totaled $20.5 million, or 18% of revenue, for the three months ended March 31, 2004, compared to S,G&A of $20.4 million, or 20% of revenue, for the three months ended March 31, 2003. Leisure and recreation S,G&A totaled $58.8 million, or 25% of revenue, for the nine months ended March 31, 2004, compared to S,G&A of $58.1 million, or 27% of revenue, for the nine months ended March 31, 2003. Leisure and recreation S,G&A includes, among other items, administrative payroll costs, selling and marketing expenses, energy and property costs, insurance, real estate taxes, franchise agreement fees and other administrative expenses. Although leisure and recreation S,G&A as a percent of revenue decreased for the three and nine months ended March 31, 2004, compared to the three and nine months ended March 31, 2003, the Company was adversely affected by an increase in energy and insurance costs, which were partially offset by a decrease in costs following the expiration of two operating leases at country club facilities.

      Leisure and recreation depreciation expense totaled $10.3 million and $10.0 million for the three months ended March 31, 2004 and 2003, respectively, and $30.3 million and $27.9 million for the nine months ended March 31, 2004 and 2003, respectively. The increase in depreciation expense for the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, was primarily the result of an increase in depreciation expense following the completion of room renovations at the Registry Resort (resulting in a $1.3 million increase in depreciation expense), the marina renovation at the Bahia Mar Resort & Yachting Center (resulting in a $645,000 increase in depreciation expense) and enhancements at the Boca Raton Resort & Club including the renovation of the central pool area and pool-side restaurant, a redesigned driving range, an improved golf staging area, an enlarged croquet lawn and renovations of a casual restaurant at the beach club (resulting in a $586,000 increase in depreciation expense).

Leisure and Recreation Operating Income

      Leisure and recreation operations reported operating income of $40.4 million and $32.0 million for the three months ended March 31, 2004 and 2003, respectively, and $42.2 million and $31.7 million for the nine months ended March 31, 2004 and 2003, respectively. The increase in operating results for the three and nine months ended March 31, 2004, versus the three and nine months ended March 31, 2003, was primarily due to an increase in revenue partially offset by higher depreciation expense.

Corporate General and Administrative Expenses and Corporate Depreciation Expense

      Corporate general and administrative expenses totaled $2.1 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively, and $6.5 million and $5.9 million for the nine months ended March 31, 2004 and 2003, respectively. The increase in corporate general and administrative expenses during the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, was primarily because of a $500,000 increase in costs associated with corporate governance issues pursuant to the Sarbanes-Oxley Act of 2002 and directors and officers liability insurance.

      Corporate depreciation expense totaled $52,000 and $49,000 for the three months ended March 31, 2004 and 2003, respectively, and $158,000 and $155,000 for the nine months ended March 31, 2004 and 2003, respectively, and represents depreciation on corporate furniture and equipment.

Interest Expense

      Interest expense totaled $5.3 million and $5.4 million for the three months ended March 31, 2004 and 2003, respectively, and $15.8 million and $16.4 million for the nine months ended March 31, 2004 and 2003, respectively. The average debt balance was $206.9 million for the nine months ended March 31, 2004, compared to $220.3 million for the nine months ended March 31, 2003, while the average cost of borrowing for each nine-month period remained level at 10%. The $1.0 million decrease in interest expense resulting from lower average outstanding debt during the nine months ended March 31, 2004 was partially offset by a decrease in capitalized interest.

Provision for Income Taxes

      The Company recorded provisions for income taxes equal to 38.5% of pretax income during the three and nine months ended March 31, 2004 and 2003.

Net Income

      Net income totaled $20.2 million and $15.0 million for the three months ended March 31, 2004 and 2003, respectively, and $12.3 million and $5.6 million for the nine months ended March 31, 2004 and 2003, respectively. The improvement in operating results for the three and nine months ended March 31, 2004, versus the three and nine months ended March 31, 2003, was primarily due to an increase in revenue partially offset by higher depreciation expense.

Liquidity and Capital Resources

      Unrestricted cash and cash equivalents increased to $26.1 million at March 31, 2004, from $8.1 million at June 30, 2003. The major components of the change are discussed below.

Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $50.9 million and $43.0 million for the nine months ended March 31, 2004 and 2003, respectively. The increase in net cash provided by operating activities for the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, was partially the result of an increase in resort revenue and corresponding cash flow. In addition, the Company conserved cash through certain income tax accounting method changes. Under the Company’s tax accounting policy, it uses tax lives and methods for its property and equipment as permitted by the Internal Revenue Service in various rulings and regulations, which resulted in a decrease in income taxes currently payable. Furthermore, the Company received a refund of income taxes paid in prior years totaling approximately $12.6 million in April 2004. The income tax accounting method change has no impact on the Company’s total income tax expense for financial reporting purposes.

Net Cash Used In Investing Activities

      Net cash used in investing activities totaled $23.3 million and $29.7 million for the nine months ended March 31, 2004 and 2003, respectively. Although the Company received $12.8 million in proceeds from the sale of land parcels located in Naples and Fort Lauderdale, Florida during the prior year nine-month period, it incurred $18.7 million more in capital expenditures during the same period as more fully discussed below.

      During the nine months ended March 31, 2004 capital expenditures included the final stages of a marina renovation at the Bahia Mar Resort and Yachting Center. This extensive marina renovation, which was funded substantially from operations, results in a state-of-the art yachting center with 245 reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to over 200 feet, without reducing the rentable linear feet. The Company also completed a number of smaller initiatives during the nine-month period including the renovation of the pool area at the Boca Raton Resort & Club and new themed restaurants at Pier 66 Resort and Marina and at Registry Resort.

      During the nine months ended March 31, 2003, capital expenditures included a comprehensive room renovation at the Registry Resort covering 395 guestrooms, which included all new furnishings and new five fixture bathrooms. The Company also renovated approximately 60 guest suites at the Edgewater Beach Hotel.

      The change in restricted cash was not material from June 30, 2003 to March 31, 2004 or from June 30, 2002 to March 31, 2003.

Net Cash Used in Financing Activities

      Net cash used in financing activities totaled $9.5 million and $862,000 during the nine months ended March 31, 2004 and 2003, respectively. Financing activities for the periods primarily includes borrowings, net of repayments, under the Company’s revolving credit facility, proceeds from the exercise of stock options, as well as, repurchases of the Company’s common stock and senior subordinated notes payable. The decrease in net borrowings during the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, was the result of a decrease in capital expenditures and an increase in cash flow from operating activities over the same period.

Capital Resources

      The Company’s capital resources are provided from both internal and external sources. The primary capital resources from internal sources include (1) room rentals, food and beverage sales, retail sales, spa revenue, golf revenue, tennis revenue, marina and conference service revenue at the resorts and (2) Premier Club membership revenue, net of related costs. The primary external sources of liquidity have been the issuance of debt securities, borrowing under term loans and credit lines, the issuance of Company stock for property acquisitions and the exercise of non-qualified stock options by employees pursuant to the Company’s stock option plan.

      As of March 31, 2004, the Company had no borrowings under its revolving credit line (which matures on June 30, 2005) and had $124.2 million in immediate availability. As a result of the current availability under this credit line, combined with cash on hand, management believes the Company has sufficient funds to continue its capital enhancement plans during the remainder of fiscal 2004 (which are not expected to exceed $3.0 million) and support on-going operations, including meeting debt service obligations as they come due.

      As of March 31, 2004, the Company had $190.1 million principal amount of 9.875% senior subordinated notes due April 15, 2009 outstanding. The notes are redeemable at the option of the Company, in whole or in part, in cash, together with accrued and unpaid interest, if any, to the date of redemption. The optional redemption prices for the twelve month periods beginning April 15 are: 2004 — 104.9375%; 2005 — 103.2910%; 2006 — 101.6450% and 2007 and thereafter -100.00%.

Financial Condition

      Significant changes in balance sheet data from June 30, 2003 to March 31, 2004 are discussed below.

Accounts Receivable

      Accounts receivable increased to $26.2 million at March 31, 2004, from $21.0 million at June 30, 2003. It is customary for the Company’s trade receivables to rise during certain periods of the year as a result of the seasonality of its business and the current period increase in accounts receivable is consistent with changes in the comparable prior year period.

Current and Long-Term Portion of Premier Club Notes Receivable

      Current and long-term portion of Premier Club notes receivable increased to $13.5 million at March 31, 2004, from $11.8 million at June 30, 2003. The increase in Premier Club notes receivable was primarily due to more membership sales at Grande Oaks Golf Club.

Other Assets

      Other assets decreased to $8.1 million at March 31, 2004, from $9.2 million at June 30, 2003. The decrease in other assets was primarily the result of amortizing $1.0 million in debt issuance costs, which are included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses increased to $37.1 million at March 31, 2004, from $33.5 million at June 30, 2003. The increase in accounts payable and accrued expenses was primarily the result of a $4.6 million increase in accrued interest on the Company’s senior subordinated notes, partially offset by a $1.3 million decrease in income taxes payable. Interest on the notes is paid semi-annually on October 15 and April 15. At March 31, 2004, the accrual for interest totaled $8.6 million (and represented interest for 167 days on $190.1 million outstanding notes). At June 30, 2003, the accrual for interest totaled $4.0 million (and represented interest for 76 days on $190.1 million outstanding notes).

Current Portion of Deferred Revenue and Advance Deposits

      Current portion of deferred revenue and advance deposits increased to $24.8 million at March 31, 2004, from $23.3 million at June 30, 2003. The increase substantially related to the receipt of annual Premier Club dues at the Boca Raton Resort & Club. The Company bills annual Premier Club dues in August of each year. The annual dues are being recognized as revenue ratably over the membership year, which commenced on October 1.

Income Taxes Receivable and Deferred Income Taxes

      Deferred income taxes increased to $52.8 million at March 31, 2004, from $34.2 million at June 30, 2003. The increase was the result of recording a $7.7 million provision for income taxes following the pre-tax earnings for the March nine-month period, together with a $12.6 million increase in deferred taxes (and a corresponding increase to income taxes receivable) following certain accounting method changes for federal income tax purposes which resulted in a refund of previously paid income taxes in April 2004. See “Working Capital” discussion below. These increases to deferred income taxes were partially offset by a $1.7 million decrease which reflects the tax effected tax deduction associated with the exercise of employee stock options.

Working Capital

      Current assets exceeded current liabilities by $16.7 million at March 31, 2004. Current liabilities exceeded current assets by $14.8 million at June 30, 2003. The increase in working capital was primarily because the Company made certain income tax accounting method changes. Under the Company’s tax accounting policy, it uses tax lives and methods for its property and equipment as permitted by the Internal Revenue Service in various rulings and regulations, which resulted in a decrease in income taxes currently payable. The income tax accounting method change has no impact on the Company’s total income tax expense for financial reporting purposes. Furthermore, the Company received a refund of income taxes paid in prior years totaling approximately $12.6 million in April 2004. Such amount is reflected in income taxes receivable in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 4.     Controls and Procedures

      As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman of the board (the Company’s principal executive officer) and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the Securities and Exchange Commission (“SEC”) is effectively recorded, processed and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the foregoing, the Company’s chairman of the board and chief financial officer concluded as of March 31, 2004 that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Additionally, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

      None

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

Date: May 4, 2004