Form 10-K
period 2004-06-30
BOCA RESORTS INC
filed 2004-09-13
CIK 1020905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

      As of August 31, 2004, the registrant had 39,985,789 shares of Class A common stock, $ .01 par value (the “Class A Common Stock”), outstanding and 255,000 shares of Class B common stock, $.01 par value (the “Class B Common Stock”), outstanding.

      The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $455.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III Portions of the Registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

      Part IV Portions of previously filed reports and registration statements.

INDEX

TO FORM 10-K

i

PART I

Item 1.     Business

Introduction

      Unless the context otherwise indicates, references to “we”, “us” and “our” mean Boca Resorts, Inc., a company incorporated in Florida in 1996 and re-incorporated in Delaware in 1997.

      We are an owner and operator of five distinctive destination resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. We have focused on the luxury and upscale resort segment because we believe these segments outperform other lodging industry segments, particularly in times of economic downturn. We previously owned an entertainment and sports business, which primarily included the operations of the Florida Panthers Hockey Club and related arena management operations. This business was sold in July 2001 and, therefore, our entertainment and sports business has been accounted for as discontinued operations.

      Our resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale) and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). We also own and operate two golf clubs located in Florida (Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples) that serve as additional amenities to our resorts, as well as components of our exclusive social club, known as the Premier Club. In addition, we own and operate two golf courses in Boca Raton that are part of the Boca Raton Resort & Club.

      Our resorts possess considerable competitive and operational strengths. They are unique, irreplaceable assets in desirable waterfront locations with strong name recognition and positioning in their respective markets. We believe it would be difficult for potential competitors to replicate our resorts and, therefore, we benefit from high barriers to entry. Our resorts provide us with multiple, diverse revenue streams and primarily attract corporate groups and affluent leisure customers. We further believe that each of our properties is well positioned to maintain or increase market share. We historically increased revenue and cash flow in large part through the development of additional guestrooms and resort amenities at our existing properties and believe there are additional opportunities for development initiatives to our portfolio in the future.

      Our corporate website is located at www.bocaresortsinc.com. It is our policy to post on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. We also make available on our website beneficial ownership reports (Forms 3, 4 and 5) filed by our directors, our officers and other reporting persons under Section 16 of the Securities Exchange Act of 1934. Our Code of Business Conduct, corporate governance guidelines, important committee charters and committee and board composition are also available through our corporate website. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

      This Annual Report on Form 10-K is available at no charge upon written request to Boca Resorts, Inc., Attention: Investor Relations, 501 E. Camino Real, Boca Raton, Florida 33432.

      For a discussion of our revenue, income and assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included later in this report.

Business Strategy

      Our objective is to enhance shareholder value principally through improvements in earnings, cash flow and the quality of our resorts. While management continuously evaluates ownership, acquisition and divestiture alternatives, we continue to pursue internal expansion and development opportunities at our existing properties. Specifically, we are focused on the following business strategy:

•	Continuing internal growth through capital improvements at our resorts. We believe our resorts have the opportunity for continued internal growth. We have invested over $350.0 million in our resort portfolio since 1997 to enhance our properties’ unique character and market leadership. In addition to comprehensive guestroom renovations at all of our properties, capital enhancements have included the following projects: at the Boca Raton Resort & Club, a new 112 room yacht club overlooking our marina, a world-class 50,000 square foot spa complex, a golf clubhouse, additional retail and restaurant space, a 140,000 square foot conference center known as the Mizner Center, a redesigned golf course, a tennis and fitness center and a five story parking garage; at the Registry Resort at Pelican Bay, a new aquatic center, additional meeting space, newly renovated restaurant and night club facilities and beachfront improvements; at the Radisson Bahia Mar Resort and Yachting Center, a state-of-the-art marina renovation that includes 245 slips sized to accommodate yachts ranging in size from 80 feet to over 200 feet; at Hyatt Regency Pier 66 Hotel and Marina additional meeting space and the opening of Grille 66, an elegant restaurant with a waterfront setting; and at the Edgewater Beach Hotel additional meeting space and the construction of the Market on Gulf Shore, a new gourmet market. To enhance the Premier Club golf experience and further add to our resort amenities, we renovated Grande Oaks Golf Club in 1999 and constructed Naples Grande Golf Club in 2000.

We believe that these capital expenditures have resulted in, and will continue to produce, increases in room and non-room revenue at our resorts. We also believe that the high quality of our resorts will continue to attract higher spending corporate groups, which in turn will increase total revenue per available room. Despite the economic recession and world events outside of our control including terrorism, war and political unrest, room revenue per available room was $146.02, $138.09 and $131.46 for the years ended June 30, 2004, 2003 and 2002, respectively, while total revenue per available room was $369.59, $343.12 and $329.73 for the years ended June 30, 2004, 2003 and 2002, respectively.

•	Continuing to focus on corporate groups and affluent leisure customers. We believe that our primary focus on corporate group customers and upscale leisure customers allows us to maximize total revenue per available room. It has been our experience that these customers are more likely to use the additional fee-for-use amenities and facilities available at our resorts, thereby increasing revenue. Additionally, group customers tend to book reservations 12 to 36 months in advance of their stay, which enables us to better estimate future revenue streams and manage corresponding expenses. We have also used group business to fill off-peak leisure periods. We believe by targeting upscale customers we are well positioned to take advantage of demographic trends (which include an aging “baby-boom” population with increasing disposable income) that are creating increased demand for luxury resorts and related amenities. We also believe we will be able to capitalize on these trends given our properties’ unique nature and locations. Our ability to capitalize on these trends is enhanced by the high barriers of entry into the luxury and upscale resort industries.

•	Continuing to capitalize on integration and cost-saving opportunities. We own and operate all of our properties. As a result, we continue to integrate the operations of our properties, including reservations, purchasing, training, information systems, insurance, benefits and marketing, in order to achieve greater operating efficiencies and improved profit margins. In addition, we believe that managing all of our resorts by a single management team with established practices and systems will continue to improve the efficiency of the resort operations, create economies of scale and offer employees internal advancement opportunities.

•	Continuing to enhance Premier Club value. We continue to enhance our Premier Club, which was first introduced in 1991 at the Boca Raton Resort & Club, by expanding its amenity base. Since the Boca Raton Resort is a private facility restricted to resort guests, membership in the Premier Club allows members’ access to the Boca Raton Resort grounds, restaurants, recreational facilities and other private social functions. We have consistently added to the resort amenity base with projects such as the world-class spa complex and golf clubhouse at the Boca Raton Resort and the aquatic center at the

Registry Resort at Pelican Bay. We expanded Premier Club operations with the opening of Grande Oaks Golf Club in June 1999 and Naples Grande Golf Club in February 2000. All Premier Club members have reciprocal privileges at each club. In addition to attracting new club members who provide an additional revenue base, we are able to offer guests of our Fort Lauderdale and Naples resorts play at the 18-hole championship facilities at Grande Oaks and Naples Grande. With our Premier Club, we generate substantial additional revenue by leveraging off of the resorts’ existing facilities and services. During the year ended June 30, 2004, we recognized $14.7 million in revenue associated with annual Premier Club dues, together with $12.7 million in revenue associated with Premier Club member use of amenities available to them on a fee-for-use basis. We anticipate that the Premier Club will continue to be successful in marketing resort amenities, including restaurants, pools, and where available, tennis, golf, spas and other leisure and recreational facilities to residents in local communities in a country club/social club setting.

      The following table sets forth a summary of the key physical attributes of each of our resorts:

					Access to	Access to		No.	No. of	No.
			No. of	Conference	No. of	No. of	No. of	of	Food &	of
			Rooms	Space	Golf	Tennis	Swimming	Boat	Beverage	Retail
	Acres		/Suites	Sq. Ft.	Courses	Courts	Pools	Slips	Sites	Shops

Boca Raton Resort & Club	337		1,041	156,966	4 (a)	30	5	30	17	11
Registry Resort at Pelican Bay	18		474	43,020	1 (b)	15	5	—	8	5
Edgewater Beach Hotel	3		125	3,050	(b)	(c)	1 (c)	—	3	—
Hyatt Regency Pier 66 Hotel and Marina	24		380	26,905	(d)	2	2	127	6	2
Radisson Bahia Mar Resort and Yachting Center	39		296	20,150	(d)	4	1	245	3	2

	421	(e)	2,316	250,091	5	51	14	402	37	20

(a)	Boca Raton Resort & Club maintains one 18-hole golf course on premises and another at the resort’s country club location. In addition, the resort has access to Grande Oaks Golf Club, which we own and to one 18-hole golf course through a use agreement.

(b)	Guests at the Registry Resort at Pelican Bay and the Edgewater Beach Hotel have access to the 18-hole Naples Grande Golf Club, which we own.

(c)	Edgewater Beach Hotel guests have access to the tennis courts and aquatic complex at the Registry Resort at Pelican Bay.

(d)	Hyatt Regency Pier 66 Hotel and Marina and Radisson Bahia Mar Resort and Yachting Center have access to Grande Oaks Golf Club.

(e)	Excludes the acreage associated with Grande Oaks and Naples Grande Golf Clubs.

      Amenities and services at our resorts include conference facilities, golf courses, tennis facilities, spas, fitness centers, marinas, restaurants, retail outlets, swimming pools, beach access and other activities and services. The diversity and number of amenities and services at our resorts provide us with substantial non-room revenue. For each of the years ended June 30, 2004, 2003 and 2002, 60% of resort revenue was generated from non-room sources. In addition, these luxury amenities and services allow us to maintain premium pricing for our rooms.

      Our resorts’ conference facilities and other amenities make them attractive locations for group functions. The conference facilities include over 250,000 square feet of conference space. We maintain our own in-house planning and logistics capabilities that allow sales and marketing personnel to market multiple resort locations to corporate and association groups that prefer to change conference locations from year to year.

      In addition to being available for our hotel guests, our resorts’ extensive amenity base is also available to Premier Club members. Membership in the Boca Raton Resort Premier Club allows Premier Club members access to the Boca Raton Resort & Club grounds, restaurants, recreational facilities and private social functions, which are otherwise restricted to resort guests. During the year ended June 30, 2004, the Boca Raton Resort Premier Club charged an initial membership fee of $50,000 and annual dues starting at $3,400 for a social member and up to approximately $10,000 for a golf member with a household consisting of two adults. Additional golf dues are required for households with more than two adult members and for members who wish to use the resort’s tennis facilities. In addition, Premier Club members generate revenue through the use of existing resort facilities and services, which are available on a fee-for-use basis. Grande Oaks Golf Club and Naples Grande Golf Club offer members and guests of our Fort Lauderdale and Naples resorts play at these championship golf facilities and provide reciprocal amenities to other Premier Club members. During the year ended June 30, 2004, Naples Grande Premier Club charged an initial membership fee of $40,000 and annual dues starting at $1,900 for a social member and approximately $6,700 for a golf member. During the year ended June 30, 2004, Grande Oaks Golf Club charged an initial membership fee of $33,500 and annual dues of $5,950.

Summary Resort Information

Boca Raton Resort & Club

•	Renovations/ Expansion. In January 2002, we completed the new yacht club. The yacht club consists of 112 water-view luxury guestrooms, additional meeting space and reconfigured marina slips. In December 2001, we completed a new 50,000 square foot world-class spa complex and a new golf clubhouse and casual restaurant. In 2000, we opened a new Tuscan-style restaurant and added retail space. In 1999, we completed a parking facility, a chiller plant and commenced activity on a room renovation, which encompassed most of the guestrooms and was concluded in December 2001. In January 1998, we completed a new 140,000 square foot conference facility, a tennis and fitness center complex and renovated the on site resort course through golf designer Gene Bates.

•	Distinctions. Boca Raton Resort & Club has been awarded numerous honors including Travel & Leisure magazine Best Hotels in the World in 2004, Departures magazine Top Ten Luxury Resorts in 2004, Successful Meetings Pinnacle Award in 2003, Meeting and Conventions Gold Tee Award in 2003, Meetings and Conventions Gold Key Award for 2003 (and for the previous twenty-three consecutive years), Corporate Meetings and Incentives Paragon Award in 2002, Golf magazine Silver Medal Award for 2002 and the Readers’ Award as one of the “Top Hotels in North America” by Travel & Leisure magazine in 2001.

Registry Resort at Pelican Bay

•	Renovations/Expansion. In January 2004, we completed a renovation of the Café Chablis Restaurant and the Registry’s popular nightclub. In January 2003, we completed a comprehensive room renovation covering 395 guestrooms, which included all new furnishings and new five fixture bathrooms. In December 2000, we added 6,000 square feet of flexible meeting space providing the resort with the largest meeting venue in the Naples market. We also completed a new aquatic center, which features Mangrove Mountain, a 100-foot water slide to the main pool and private cabana rentals and we completed beach improvements consisting of a new food and beverage outlet and a beach amenity rental center.

•	Distinctions. Registry Resort has received AAA’s Four Diamond Award and been named to Zagat’s Top 10 Resorts in Florida every year since 1988, been named to Conde Nast Traveler Gold List every year since 1995, received both Meetings and Conventions Gold Key Award and Corporate Meetings and Incentives Paragon Award in 2001 and been named among the Top 100 World’s Best Resorts in the Continental U.S. by Travel & Leisure magazine in 2000.

Edgewater Beach Hotel

•	Renovations/Expansion. In January 2004, we opened a new gourmet market deli and added meeting space. We also completed the final phase of the Edgewater Beach Hotel’s guest suite renovation in January 2003.

•	Distinctions. Edgewater Beach Hotel has consistently received AAA’s Four Diamond Award, been featured in Resorts and Great Hotels and been named to Conde Nast Traveler’s Best Places to Stay in the World.

Hyatt Regency Pier 66 Hotel and Marina

•	Renovations/ Expansion. Hyatt Regency Pier 66 opened Grille 66 an upscale waterfront restaurant in December 2003, completed a renovation of its guestrooms in November 1998 and is currently undertaking exploratory design and permitting work for a marina redevelopment.

•	Distinctions. Hyatt Regency Pier 66 received AAA’s Four Diamond Award for 2004 and in each of the previous twenty-one years, Successful Meetings magazine’s Pinnacle Award for 2004 and Meetings and Conventions Gold Key Award for 2004.

•	Franchise Agreement. We have a franchise agreement with Hyatt Franchise Corporation (“Hyatt”) that terminates in November 2014. The agreement provides for the payment of monthly royalty fees equal to 5% of gross room revenue. The agreement also provides for the payment to Hyatt of certain Hyatt “allocable chain expenses” relating to sales and marketing costs based on the total number of guestrooms at Hyatt Regency Pier 66 compared to the average number of guestrooms in all Hyatt hotels in the United States, and the agreement provides for the payment of a fee for using the Hyatt reservation system. The agreement requires that Hyatt Regency Pier 66 maintain a reserve, equal to 4% of gross room revenue, for replacement of furniture, fixtures and equipment and for those repairs and maintenance costs that are capitalizable under generally accepted accounting principles. The agreement requires significant renovations of guestrooms, corridors and other public areas every five to six years. The replacement of other furniture, fixtures and equipment, as defined in the agreement, is required every 10 to 12 years.

Radisson Bahia Mar Resort and Yachting Center

•	Renovations/Expansion. Radisson Bahia Mar completed a marina renovation in October 2003 and a comprehensive room renovation in 2000. The principal element of the marina refurbishment was the replacement of 330 fixed concrete and wood slips with a 245-slip floating dock system aimed at accommodating mega yachts ranging in size from 80 feet to over 200 feet.

•	Distinctions. Radisson Bahia Mar received the Inner Circle award in 2004 from Association Meetings magazine and has consistently received the Mobil Travel Guide’s Three Star Award and the AAA’s Three Diamond Award. The Radisson Bahia Mar has previously been awarded the Radisson Hotels Worldwide President’s Award and the Anchor Award presented by Marine Industries Association of South Florida. Each Fall, the Radisson Bahia Mar marina is host to the Fort Lauderdale International Boat Show, an annual six-day boating and marine event, which is believed to be the world’s largest in-water boat show.

•	License Agreement. We have a license agreement with Radisson Hotels International, Inc., (“Radisson”) which expires in December 2004. The terms of the Radisson license agreement allow us to operate the hotel using Radisson’s proprietary hotel management system and require us to pay annual fees to Radisson equal to 5% of Radisson Bahia Mar’s gross room revenue. We are presently in discussions with Radisson concerning the license agreement and its renewal terms.

•	Leases. The site of the resort is subject to a land lease with the City of Fort Lauderdale that expires in 2062.

      In addition to the resort properties discussed above, we also own and operate Grande Oaks Golf Club and Naples Grande Golf Club. Grande Oaks Golf Club was formerly known as Rolling Hills Golf Club, site of the movie comedy “Caddy Shack”. The property now features a redesigned 18-hole championship golf course designed by Raymond Floyd, a 35-acre, newly designed practice facility and a renovated clubhouse. Golf architect Rees Jones designed Naples Grande Golf Club. Varied elevations and unique water features have been carefully incorporated into the indigenous Florida foliage, which forms a spectacular backdrop for this par 72 championship course.

      We predominantly utilized cash flow from operations to fund the previously discussed renovations and expansion at our resorts and golf clubs.

Customers and Marketing

      Our core customer base consists of corporate and other group customers, affluent local residents, upscale leisure travelers and individual business travelers. Our marketing efforts involve (1) the use of a sales force to develop national corporate and other group business for our resort facilities by identifying, obtaining and maintaining corporate and other group accounts whose employees conduct business nationwide, and (2) the use of advertisements that target upscale leisure travelers and individual business travelers in magazines such as Conde Nast Traveler, Travel and Leisure, Travel Weekly and Meetings and Conventions and in newspapers such as The New York Times. Our two franchised resorts also benefit from the national reservation systems of the Hyatt and Radisson brands. We continue to expand our Internet presence and sales capabilities to increase revenue. In addition, we are integrating our proprietary customer databases, in order to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities.

Competition

      The resort and hotel industry is highly competitive. Competitive factors include room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, name recognition, and availability of alternative resort and hotel operations in local markets. While some of our competitors are privately managed, several are large national and international chains that own and operate hotels or manage hotels owned by third parties. A variety of brands compete directly with us.

Insurance

      We maintain comprehensive insurance on our properties, including liability, business interruption, fire and extended coverage including windstorm and flood, in the types and amounts we believe are customary for the resort and hotel industry. Management uses discretion in determining amounts, coverage limits and deductible provisions of insurance, with a view to obtaining appropriate insurance on our properties at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a total loss, might not be sufficient to cover the full current market value of the property. In addition, in the event of such loss, the insurance proceeds received by us might not be adequate to restore the properties’ economic position. Certain insurance risks for medical and workers’ compensation are self-insured by us subject to certain stop-loss thresholds.

Environmental Matters

      Under various federal, state, and local environmental laws and regulations, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such real property, as well as for the costs of complying with environmental laws regulating on-going operations. We have obtained Phase I environmental site assessments for the real property on which each of our resorts is located. In addition, Phase II environmental assessments have been conducted at several properties. Phase I assessments are intended to identify existing, potential and suspected environmental contamination and regulatory compliance concerns, and generally include historical reviews of the property, reviews of certain public records, preliminary visual investigations of the site and surrounding properties and the preparation and issuance of written reports. Phase II assessments involve the sampling of environmental media, such as subsurface soil and groundwater, to confirm whether contamination is present at areas of concern identified during the course of a Phase I assessment.

      The Phase I and Phase II assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, nor are we aware of any such material liability or concern. Phase I and Phase II assessments cannot provide full and complete knowledge of environmental conditions and compliance matters. Therefore, we cannot assure you that: (1) material environmental liabilities or compliance concerns do not exist; (2) an identified matter that does not appear reasonably likely to be material will not result in significantly greater expenditures than is currently anticipated; or (3) there are not material environmental liabilities or compliance concerns of which we are unaware.

Employees

      At June 30, 2004, we employed 3,218 full-time and 613 part-time employees. In addition, we employed 12 corporate administrative personnel. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

Seasonality

      Our revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Tourism is dependent upon weather and the traditional seasons for travel. Because of this variability in demand, our revenue fluctuates quarter-to-quarter, and revenue for the first quarter of each fiscal year can be expected to be lower than the remaining quarters. Historically, approximately 16%, 23%, 36% and 25% of annual revenue has been derived during the first, second, third and fourth fiscal quarters, respectively. Although historically the trend in quarterly revenue for the second, third and fourth fiscal quarters of each year (October through June) is generally higher than the first fiscal quarter (July through September), we cannot assure you that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any future quarter or for the full year.

Trademarks

      We have registered trademarks and service marks, some of which, including several relating to the Boca Resort name and Registry name, are of material importance to our business. Our other related marks, while valuable, are not material to our business. Trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to be generic. We presently use national trade names for two of our resorts pursuant to licensing arrangements with national franchisors. The duration for use pursuant to the licensing arrangements is disclosed under “Franchise Agreement” and “License Agreement.”

Disposition Opportunities and Discontinued Operations

      We periodically review our business with the view to identify properties or other assets that no longer complement our operations.

      In December 2002, we sold a land parcel located in Plantation, Florida for $7.2 million, which yielded net proceeds of $7.1 million. We recorded an impairment loss of $2.4 million to reflect the difference between the carrying value of this land parcel and the net proceeds.

      In August 2002, we sold a land parcel located in Naples, Florida for $5.7 million, which yielded net proceeds of $5.6 million. We recorded a gain on the disposition of $2.3 million.

      In July 2001, we sold our entertainment and sports business after a thorough examination of its strategic relationship to the core leisure and recreation operations. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.3 million secured promissory note (which was paid January 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs exceeded $70.0 million and the gain on disposition was $26.2 million.

Risk Factors

      Our business, financial position, results of operations and future prospects and the prevailing market price and performance of our Class A Common Stock, may be adversely affected by a number of factors. Such factors, among other items, include:

We face risks relating to travel. Our customers consist of corporate and other group customers, upscale leisure travelers and individual business travelers. A change in travel patterns resulting from slowing economic conditions, a change in corporate policies relating to group meetings, air or other travel disruption, third party increases in travel costs or disruption caused by natural disaster (including hurricanes which are common to South Florida), war or political unrest could have a material adverse effect on our financial position and results of operations.

We face a variety of risks associated with operating resorts. We may encounter risks common to the operations of resorts, including over-building (which may lower room rates), increases in operating costs due to inflation or other factors and decreases in revenue due to moderate or severe economic downturns. We may also face risks relating to the concentration of our resorts in South Florida. Any of these risks could have a material adverse effect on our financial position and results of operations.

We may make significant capital expenditures to further develop the resorts and these expenditures involve risks. Our growth strategy contemplates expanding the infrastructure at certain of our resorts. The resorts may also need periodic renovations or other capital improvements to keep them well maintained and competitive. Unexpected excessive costs of any expansion or needed renovation or capital improvements could have a material adverse effect on our financial position and results of operations. Also, any capital expenditure for expansion, renovation or improvement of the resorts may not generate the financial returns expected. Such capital expenditures could involve certain risks, including the possibility of environmental problems; the possibility that cash to fund renovations will not be available or that financing for renovations will not be available on favorable terms; uncertainties as to market demand or deterioration in market demand after commencement of renovations; the emergence of unanticipated zoning, environmental and regulatory requirements; so called “acts of God”, such as hurricanes that could adversely impact a project and competition from other resorts, hotels and alternative lodging facilities.

We may need to make capital expenditures in order to comply with the Americans with Disabilities Act. Our resorts and other properties are subject to the requirements of the Americans with Disabilities Act (the “ADA”), which generally requires that public accommodations be made accessible to disabled persons. We believe that our resorts and other properties are in substantial compliance with the ADA and we will not be required to make substantial capital expenditures to address the current requirements of the ADA. However, compliance with the ADA could require removal of access barriers and noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we were required to make substantial alterations in one or more of the resorts or other properties in order to comply with the ADA, our financial position and results of operations could be adversely affected.

We may become subject to liabilities under environmental laws. Operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, including the cleanup of contamination, as well as the cost of complying with future legislation. In connection with the acquisition of our resorts and other properties, Phase I, and in some instances Phase II, environmental site assessments were obtained in order to evaluate potential environmental liabilities. Although these assessments have identified certain matters that will require us to incur costs to remedy, based on current information, none of these matters appears likely to have a material adverse effect on our business, assets, results of operations or liquidity. However, because these assessments cannot give full and complete knowledge of environmental liability and compliance matters, we cannot assure you that the costs of complying with environmental laws and of defending against claims of liability arising under environmental laws will not have a material adverse effect on the financial position and results of operations.

Our resort business is seasonal. Our resort operations are generally seasonal. The resorts historically experience greater revenue, costs and income in the third and fourth quarters of the fiscal year ended June 30 due to increased occupancy and room rates during the winter and spring months.

The hotel and leisure industry is highly competitive. Our properties compete for customers with other hotel and resort properties, and, with respect to our Premier Club, with other operators of social clubs and golf courses. Some of our competitors may have substantially greater marketing and financial resources than we have and may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that could adversely affect our financial position and results of operations.

Our financing agreement limits operating flexibility. Our new senior secured credit facility requires us to maintain specified financial ratios and satisfy certain financial tests that could limit our ability to borrow money; pay dividends on stock or make certain other restricted payments; use assets as security in other transactions; make investments; enter into certain transactions with affiliates; and sell certain assets or merge with other companies. Although we are confident that we will continue to satisfy all of these requirements, our ability to meet those financial ratios and financial tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests.

Control by H. Wayne Huizenga. We have two classes of common stock, Class A Common Stock and Class B Common Stock. On each matter submitted for stockholder approval, each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 10,000 votes. As of June 30, 2004, Mr. Huizenga, our Chairman and Chief Executive Officer, beneficially owned voting stock in our company with the power to vote 98.5% of the total votes entitled to be cast on any matter submitted to a vote of stockholders. As the sole owner of Class B Common Stock, Mr. Huizenga has the ability to indirectly control the management and policies, as well as the outcome of substantially all matters submitted to the stockholders for approval, including the election of directors.

Nothing in the charter or bylaws restricts the transfer of Class B Common Stock. As a result, Mr. Huizenga may sell his controlling interest without the approval of the holders of Class A Common Stock and Mr. Huizenga may receive a substantial premium price for selling his controlling interest in our company.

We depend on key personnel. For the foreseeable future, we will be materially dependent on the services of Mr. Huizenga. The loss of Mr. Huizenga’s services could have a material adverse effect on our business. We do not carry key man life insurance on Mr. Huizenga or on any of our officers or directors.

We may face a variety of risks if we enter into business acquisitions, joint ventures and/or divestitures in the future. We may pursue acquisitions of resort-related or other types of businesses. In addition, we may pursue joint ventures and/or divestitures in the future. Our success will depend upon our ability to identify and finance attractive alternative business acquisitions, ventures and/or divestitures. The risks related to acquisitions, joint ventures and/or divestitures include: potential diversion of management; unanticipated liabilities or contingencies from acquired businesses or ventures; environmental and other regulatory costs; suitability of a joint venture partner; increased interest costs and costs related to integration of acquisitions; integrating the businesses that we acquire; need to manage growth of acquired businesses or joint ventures; potential corporate reorganization and reallocation of resources due to divestitures and potential one-time losses on divestitures.

We may seek additional financing. We believe that cash on hand together with cash flow from operations will be sufficient to finance our business operations, meet our debt obligations and fund our short-term growth strategy. However, we cannot assure you that the business will generate the level of cash flow from operations that we expect or that future borrowings under credit facilities will be available to us. If the plans or assumptions change or if we experience unanticipated costs or competitive pressures, or if we cannot reduce our cost of borrowing or increase our borrowing base we may seek additional capital. We believe we can obtain additional capital by selling debt (provided certain incurrence tests are met pursuant to the existing debt agreement) or equity securities and/or by borrowing money, although we cannot assure you that we will be able to do so. If additional capital is not obtained when it is needed, this may have a material adverse effect on our financial position and results of operations.

Item 2.     Properties

      Our corporate headquarters are located at the Boca Raton Resort & Club. We consider our resorts to be leading establishments with respect to desirability of location, size of facilities, physical condition, quality and variety of services offered in the areas in which they are located. See further description of properties under “Business”. Certain of our resorts serve as security under a revolving credit facility at June 30, 2004 and under our new senior credit facility entered into on July 22, 2004. See Note 8 to the Consolidated Financial Statements included later in this report.

Item 3.	Legal Proceedings

      We are not involved in any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our Class A Common Stock began trading on The Nasdaq National Market on November 13, 1996 under the symbol “PUCK.” On July 11, 1997, our Class A Common Stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “PAW.” On September 29, 1999, our Class A Common Stock began trading on the NYSE under the symbol “RST”. The following table sets forth, for the periods indicated, the range of the high and low sales prices per share for our Class A Common Stock.

	Price Range of Class A
	Common Stock

	High	Low

Fiscal year Ended June 30, 2004:
First Quarter	$13.53	$12.34
Second Quarter	15.43	12.93
Third Quarter	17.87	15.06
Fourth Quarter	19.92	16.83
Fiscal year Ended June 30, 2003:
First Quarter	$13.30	$9.60
Second Quarter	11.87	9.60
Third Quarter	11.86	10.00
Fourth Quarter	13.20	10.96

      On August 31, 2004 the last reported sales price of our Class A Common Stock on the NYSE was $19.20. As of the same date, there were approximately 8,800 holders of record of our Class A Common Stock.

      Since our inception, we have not paid any cash dividends on our Class A Common Stock or the Class B Common Stock. Our ability to pay dividends had been limited in dollar amount under covenants of our outstanding senior subordinated notes. The senior subordinated notes were fully redeemed in August 2004 with proceeds from a new senior credit facility. The covenants under the new senior credit facility, including those relating to the payment of dividends, are less restrictive than those under which the senior subordinated notes were issued. See Note 9 to the Consolidated Financial Statements included later in this report. We did not have any repurchases of our common stock during the year ended June 30, 2004.

Equity Compensation Plans

      The following table summarizes our stock option plans as of June 30, 2004:

Number of
	Number of		Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Stock Option
	Outstanding Options	Outstanding Options	Plan

Stock option plan approved by stockholders	6,590,304	$14.15	1,185,977
Stock option plan not approved by stockholders	—	—	—

Total	6,590,304	$14.15	1,185,977

Item 6.	Selected Financial Data

      The financial data set forth below should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. In July 2001, we sold our entertainment and sports business. Therefore, our entertainment and sports business has been accounted for as discontinued operations and the accompanying selected financial data has been restated to report separately the net assets and liabilities and operating results of this discontinued operation.

	For the Years Ended June 30,

	2004	2003	2002	2001	2000

	In thousands, except per share data
Statement of Operations Data:
Leisure and recreation revenue	$313,335	$290,174	$273,043	$329,171	$361,360
Operating expenses:
Cost of leisure and recreation services	137,426	130,272	123,529	143,567	156,620
Selling, general and administrative expenses	85,840	85,983	83,146	89,624	98,731
Amortization and depreciation	40,038	38,026	34,790	35,490	34,436
Loss on early retirement of debt	—	149	3,073	2,026	—

Total operating expenses	263,304	254,430	244,538	270,707	289,787

Operating income	50,031	35,744	28,505	58,464	71,573
Interest and other income	199	227	1,240	5,164	1,529
Interest and other expense	(20,943)	(21,664)	(23,903)	(47,150)	(55,040)

Income from continuing operations before income taxes	29,287	14,307	5,842	16,478	18,062
Provision for income taxes	(11,276)	(5,508)	(1,336)	(3,934)	(805)

Income from continuing operations	18,011	8,799	4,506	12,544	17,257
Gain on disposition of discontinued operations, net of income taxes	—	—	26,185	—	—
Loss from discontinued operations, net of benefit for income taxes	—	—	—	(8,862)	(3,771)

Net income	$18,011	$8,799	$30,691	$3,682	$13,486

Diluted net income per share:
Income from continuing operations	$.44	$.22	$.11	$.31	$.42
Income (loss) from discontinued operations	—	—	.65	(.22)	(.09)

Net income per share — diluted	$.44	$.22	$.76	$.09	$.33

Other Data:
Cash provided by operating activities	$76,519	$50,683	$48,377	$37,033	$40,027
Cash provided by (used in) investing activities	$(27,802)	$(37,276)	$7,868	$222,347	$(36,913)
Cash used in financing activities	$(9,240)	$(8,988)	$(62,463)	$(257,267)	$(3,244)
EBITDA(1)	$90,522	$74,194	$66,368	$95,980	$106,009
EBITDA margin(2)	29%	26%	24%	29%	29%
Capital expenditures	$28,305	$50,142	$66,965	$60,778	$63,090

	At June 30,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash and cash equivalents	$47,587	$8,110	$3,691	$9,909	$7,796
Restricted cash	$138	$641	$721	$500	$10,176
Total current assets	$85,435	$43,196	$39,041	$96,779	$106,802
Total assets	$948,583	$920,150	$916,736	$946,132	$1,271,115
Total current liabilities	$57,848	$57,956	$55,240	$51,294	$135,108
Total debt	$190,145	$208,224	$211,915	$273,511	$583,195
Non-current obligations	$341,628	$342,145	$345,224	$409,195	$633,813
Shareholders’ equity	$549,107	$520,049	$516,272	$485,643	$502,194

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

(2)	EBITDA margin is defined as EBITDA divided by revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, which are included later in this report.

Overview

      We are an owner and operator of five distinctive destination resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. We have focused on the luxury and upscale resort segment because we believe these segments outperform other lodging industry segments, particularly in times of economic downturn. We previously owned an entertainment and sports business, which primarily included the operations of the Florida Panthers Hockey Club and related arena management operations. This business was sold in July 2001 and, therefore, our entertainment and sports business has been accounted for as discontinued operations.

      Our resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale) and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). We also own and operate two golf clubs located in Florida (Grande Oaks Golf Club in Davie and Naples Grande Golf Club in Naples) that serve as additional amenities to our resorts, as well as, components of our exclusive social club, known as the Premier Club. In addition, we own and operate two golf courses in Boca Raton that are part of the Boca Raton Resort & Club.

      Our resorts possess considerable competitive and operational strengths. They are unique, irreplaceable assets in desirable waterfront locations with strong name recognition and positioning in their respective markets. We believe it would be difficult for potential competitors to replicate our resorts and, therefore, we benefit from high barriers to entry. Our resorts provide us with multiple, diverse revenue streams and primarily attract corporate groups and affluent leisure customers. We further believe that each of our properties is well positioned to maintain or increase market share. We historically increased revenue and cash flow in large part through the development of additional guestrooms and resort amenities at our existing properties and believe there are additional opportunities for development initiatives to our portfolio in the future.

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, property and equipment, goodwill and intangible assets, income taxes, financing operations, contingencies and litigation.

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

      The Securities and Exchange Commission (“SEC”) has requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of our financial position and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following accounting policies fit this definition:

     Revenue Recognition for Premier Club Initiation Fees

      Revenue from Premier Club nonrefundable initial membership fees is deferred and recognized ratably over the average expected life of the memberships, which has been estimated to be eight years. The average estimated life is based on our best estimate using company specific historical information. We have not changed the estimated life used to recognize the Premier Club membership initiation fees since adoption in January 1998 (when Premier Club membership initiation fees became nonrefundable), but would revise such estimate if, in our opinion, changing trends in membership experience warranted such a change.

     Intangible Assets

      Intangible assets consist of goodwill, which represents the excess of the cost over the fair value of net assets of the acquired business, as well as, identified intangible assets with indefinite lives. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” states, among other things, that goodwill is not subject to amortization over its estimated useful life. Under the provisions of SFAS No. 142, goodwill that is not subject to amortization is tested for impairment annually using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. We tested for potential impairment upon adoption of SFAS No. 142 and annually each year thereafter. We have had no impairment of goodwill for the periods presented.

     Long-Lived Assets and Assets to be Disposed Of

      The carrying value of long-lived assets is reviewed if the facts and circumstances suggest that they may be impaired in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. If this review indicates that long-lived assets will not be recoverable based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds fair value. Fair value is determined using our best estimate of the discounted net operating cash flows over the remaining life of the assets.

     Property and Equipment

      Expenditures for maintenance, repairs and renewals of items that do not extend the service life or increase the capacity of our assets are charged to expense as incurred. Significant additions, along with interest incurred during the construction period for expansion at our properties, are capitalized. Depreciation has been computed using the straight-line method over the shorter of the estimated useful lives or, in the case of leasehold agreements, the term of the leasehold agreement as follows:

Years

Building and improvements	15-40
Land improvements	15
Leasehold improvements	5-20
Furniture, fixtures and equipment	3-7

Business Strategy

      Our objective is to enhance shareholder value principally through improvements in earnings, cash flow and the quality of our resorts. While management continuously evaluates ownership, acquisition and divestiture alternatives, we continue to pursue internal expansion and development opportunities at our existing properties.

Seasonality

      Our revenue and income are seasonal in nature and are directly affected by the strength and seasonality of the tourism and leisure industry. Historically, approximately 16%, 23%, 36% and 25% of annual revenue has been derived during the first, second, third and fourth fiscal quarters, respectively. Although historically the trend in quarterly revenue for the second, third and fourth fiscal quarters of each year (October through June) is generally higher than the first fiscal quarter (July through September), we cannot assure you that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any future quarter or for the full year.

Impact of Inflation

      Inflation and changing prices have not had a material impact on our revenue and results of operations. Based on the current economic climate, we do not expect that inflation and changing prices will have a material impact on our revenue or income during the 2005 fiscal year. Many of the costs of operating our resorts can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates (as well as other changing market conditions). We have less flexibility in changing group rates since group reservations are typically made 12 to 36 months in advance of the stay. To the extent inflationary trends affect short-term interest rates, a portion of our debt service costs may be adversely affected. See Note 8 to the Consolidated Financial Statements, included later in this report.

Non-GAAP Financial Measures

      This Annual Report on Form 10-K contains a non-GAAP financial measure, within the meaning of applicable SEC rules, which we believe is useful to investors. This financial measure is earnings before extraordinary and non-recurring items, interest expense, interest income, income taxes, depreciation and amortization (“EBITDA”). EBITDA is used by management, the lodging industry and certain investors as an indicator of our historical ability to service debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period. In addition, it has not been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) and is thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Impact of Recently Issued Accounting Standards

      In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Since we do not have any variable interest entities, the adoption of FIN 46R has no impact on our results of operations or financial position.

RESULTS OF OPERATIONS – HISTORICAL COMPARISON

      The accompanying table sets forth our operating results for the years ended June 30, 2004, 2003 and 2002 (000’s omitted):

	2004	2003	2002

Leisure and recreation revenue	$313,335	$290,174	$273,043
Operating expenses:
Cost of leisure and recreation services	137,426	130,272	123,529
Selling, general and administrative expenses:
Leisure and recreation	77,430	78,205	74,561
Corporate	8,410	7,778	8,585
Depreciation:
Leisure and recreation	39,869	37,821	34,571
Corporate	169	205	219
Loss on early retirement of debt	—	149	3,073

Total operating expenses	263,304	254,430	244,538

Operating income (loss):
Leisure and recreation	58,610	43,876	40,382
Corporate	(8,579)	(8,132)	(11,877)

Total operating income	50,031	35,744	28,505
Interest and other income	199	227	1,240
Interest expense	(20,943)	(21,664)	(23,903)

Income from continuing operations before income taxes	29,287	14,307	5,842
Provision for income taxes	(11,276)	(5,508)	(1,336)

Income from continuing operations	18,011	8,799	4,506
Gain on disposition of discontinued operations, net of income taxes	—	—	26,185

Net income	$18,011	$8,799	$30,691

Net cash provided by operating activities	$76,519	$50,683	$48,377

Net cash provided by (used in) investing activities	$(27,802)	$(37,276)	$7,868

Net cash used in financing activities	$(9,240)	$(8,988)	$(62,463)

EBITDA	$90,522	$74,194	$66,368

      We derive all significant revenue from a single line of business, hotel and resort real estate ownership, which we characterize as leisure and recreation revenue. Corporate expenses have been segregated in the preceding table and in the accompanying discussion because they largely relate to public company compliance costs and corporate governance expenses.

      The accompanying table reconciles EBITDA to net income from continuing operations for the years ended June 30 (000’s omitted):

	2004	2003	2002

EBITDA	$90,522	$74,194	$66,368
Less: Loss on early retirement of debt	—	(149)	(3,073)
Less: Non cash compensation expense	(453)	(275)	—
Less: Depreciation	(40,038)	(38,026)	(34,790)
Less: Interest expense	(20,943)	(21,664)	(23,903)
Plus: Interest income	199	227	1,240
Less: Provision for income taxes	(11,276)	(5,508)	(1,336)

Net income from continuing operations	$18,011	$8,799	$4,506

      See Consolidated Statements of Cash Flows included later in this report for a reconciliation of net income to net cash flow provided by operating activities.

      Select operating data for us for the years ended June 30 is set forth below (000’s omitted except operating statistics):

		% Change		% Change
		over Prior		over Prior
	2004	Year	2003	Year	2002

Revenue:
Room revenue	$123,789	6%	$116,785	7%	$108,859
Non-room related revenue	189,546	9%	173,389	6%	164,184

Total leisure and recreation revenue	$313,335	8%	$290,174	6%	$273,043

Operating Statistics:
Available room nights	847,779	—	845,705	2%	828,089
Average daily rate	$211.98	(1)%	$214.06	2%	$210.43
Occupancy	68.9%	7%	64.5%	3%	62.5%
Room revenue per available room	$146.02	6%	$138.09	5%	$131.46
Total leisure and recreation revenue per available room	$369.59	8%	$343.13	4%	$329.73

Leisure and Recreation Revenue

      We generate a diversified stream of revenue. Leisure and recreation revenue totaled $313.3 million, $290.2 million and $273.0 million for the years ended June 30, 2004, 2003 and 2002, respectively. Non-room revenue, which represented 60% of leisure and recreation revenue for each period presented, was derived from sources such as food and beverage sales, yachting and marina revenue, spa revenue, golf revenue, Premier Club membership fees and dues, retail sales and other resort amenities.

      The $23.1 million increase in revenue for the year ended June 30, 2004, compared to the year ended June 30, 2003, resulted primarily from increases in occupancy at each of our properties, as well as, increased revenue derived from non-room sources such as food and beverage revenue, yachting and marina revenue, and spa revenue. We believe increases in resort occupancy are largely the result of an improving economic landscape, significant property enhancements, the high quality of our assets, our commitment to quality customer service resulting in strong guest loyalty and a favorable market mix that combines high-end leisure travelers and corporate groups.

      The $17.1 million increase in leisure and recreation revenue for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily because the prior year was adversely impacted by travel disruption and short-term cancellations of group business in the wake of the September 11, 2001 terrorist attacks and economic recession. During the year ended June 30, 2003, business at our Naples properties was disrupted by comprehensive room renovations at both the Registry Resort and Edgewater Beach Hotel. We continued to be affected by factors outside our control including political unrest and increased terror threat levels.

Leisure and Recreation Operating Expenses

      Cost of leisure and recreation services totaled $137.4 million, or 44% of revenue for the year ended June 30, 2004, $130.3 million, or 45% of revenue for the year ended June 30, 2003 and $123.5 million, or 45% of revenue for the year ended June 30, 2002. Cost of services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments and other amenities at the resorts.

      Leisure and recreation selling, general and administrative expenses (“S,G&A”) totaled $77.4 million, or 25% of revenue for the year ended June 30, 2004, $78.2 million, or 27% of revenue, for the year ended June 30, 2003 and $74.6 million, or 27% of revenue, for the year ended June 30, 2002. Leisure and recreation S,G&A primarily consisted of utility and property maintenance costs, real estate taxes, property and casualty insurance, franchise agreement fees, sales and marketing expenses and administrative salaries and expenses.

      Leisure S,G&A decreased following the expiration of two operating leases at country club facilities during the year ended June 30, 2004, compared to the year ended June 30, 2003. Leisure and recreation S,G&A was adversely affected by an increase in certain fixed costs including energy and property/casualty insurance for the year ended June 30, 2003, compared to the year ended June 30, 2002.

      Depreciation expense from leisure and recreation operations totaled $39.9 million, $37.8 million and $34.6 million for the years ended June 30, 2004, 2003 and 2002, respectively. The increase in depreciation expense for the year ended June 30, 2004, compared to the year ended June 30, 2003, was primarily the result of an increase in depreciation expense following the completion of room renovations at the Registry Resort and Edgewater Beach Hotel (which were completed midway through the prior fiscal year) and a marina renovation at the Bahia Mar Resort & Yachting Center (which was completed in October 2003). The increase in depreciation expense for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily due to the completion of comprehensive room renovations at the Edgewater Beach Hotel and Registry Resort, as well as, a full year of depreciation on several capital projects completed mid-way through the prior year at the Boca Raton Resort & Club.

Leisure and Recreation Operating Income

      Leisure and recreation operating income totaled $58.6 million, $43.9 million and $40.4 million for the years ended June 30, 2004, 2003 and 2002, respectively. The increase in operating income for the year ended June 30, 2004, compared with the year ended June 30, 2003 was primarily due to higher revenue and better profit margins. The improvement in operating results for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily because the prior year figures were adversely impacted by a decrease in revenue and corresponding income following the September 11, 2001 terrorist attacks and economic recession.

Corporate General and Administrative Expenses

      Corporate general and administrative expenses totaled $8.4 million, $7.8 million and $8.6 million for the years ended June 30, 2004, 2003, and 2002, respectively. The increase in corporate general and administrative expenses for the year ended June 30, 2004, compared with the year ended June 30, 2003 was partially the result of a $300,000 increase in public company governance expenses. The decrease in corporate general and administrative expenses for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily because of an $800,000 decline in the management fee payable to Huizenga Holdings, Inc., (“HHI”) a corporation whose sole shareholder is our Chairman and Chief Executive Officer. Pursuant to the management services agreement, HHI provides us certain administrative, financing, tax, investor relations, legal and strategy related services.

Loss on Early Retirement of Debt

      For the year ended June 30, 2003, we repurchased $2.8 million principal amount of our 9.875% senior subordinated notes payable and recognized a loss of $149,000. For the year ended June 30, 2002, we repurchased $80.1 million principal amount of our senior subordinated notes payable and recognized a loss of $3.1 million. The losses represent the non-cash expense associated with the write-off of a pro rata portion of the debt issuance costs previously capitalized when the notes were issued together with the premium paid to acquire the notes. The remaining senior subordinated notes were retired in August 2004. See “Capital Resources”.

Interest and Other Income

      Interest and other income totaled $199,000, $227,000 and $1.2 million for the years ended June 30, 2004, 2003 and 2002, respectively. The decrease in interest and other income for the year ended June 30, 2003, compared to the year ended June 30, 2002, was because we invested proceeds from the sale of the entertainment and sports business in interest bearing time deposit accounts during the year ended June 30, 2002 until such proceeds were used to reduce higher rate indebtedness.

Interest Expense

      Interest expense totaled $20.9 million, $21.7 million and $23.9 million for years ended June 30, 2004, 2003 and 2002, respectively. Our average cost of borrowing was 10.6%, 10.0% and 10.1% for the years ended June 30, 2004 , 2003 and 2002, respectively, while the Company’s average outstanding indebtedness was $197.8 million, $217.8 million and $235.0 million for the years ended June 30, 2004, 2003 and 2002, respectively. The reduction in our average outstanding indebtedness followed payments under our revolving credit facility with free cash from operations.

Provision for Income Taxes

      We recorded a provision for income taxes totaling $11.3 million (38.5% of income before taxes), $5.5 million (38.5% of income before taxes) and $1.3 million (22.9% of income before taxes) for the years ended June 30, 2004, 2003 and 2002, respectively. We recently adopted a tax accounting policy whereby we use tax lives and methods for our property and equipment as permitted by the Internal Revenue Service in various rulings and regulations. The tax accounting policy has resulted in a decrease in income taxes currently payable, as well as, a net refund of income taxes paid in prior years totaling approximately $12.8 million. The income tax accounting method change has no impact on our total income tax expense for financial reporting purposes. As a result of the tax accounting method change, we have available state net operating loss carryforwards of approximately $15.9 million for tax purposes to offset future taxable income. The net operating loss carryforwards, if not fully utilized, begin to expire in 2023.

Discontinued Operations

      We sold our entertainment and sports business in July 2001 and recognized a gain, net of income taxes, of $26.2 million for the year ended June 30, 2002. Therefore, the operations have been accounted for as discontinued operations.

Liquidity

      Unrestricted cash and cash equivalents increased to $47.6 million at June 30, 2004, from $8.1 million at June 30, 2003 and from $3.7 million at June 30, 2002. The major components of the change are discussed below.

     Net Cash Provided by Operating Activities

      Net cash provided by operating activities totaled $76.5 million, $50.7 million and $48.4 million for the years ended June 30, 2004, 2003 and 2002, respectively. The increase in net cash provided by operating activities for the year ended June 30, 2004, compared to the year ended June 30, 2003, was partially the result of an increase in resort revenue and corresponding cash flow. We believe that increases in resort revenue and cash flow are largely due to an improving economic landscape, our significant property enhancements, the high quality and desirability of our assets, our commitment to quality customer service resulting in strong guest loyalty and a favorable market mix that combines high-end leisure travelers and corporate groups. In addition to increased resort cash flow, we conserved cash through certain income tax accounting method changes during the year ended June 30, 2004. Furthermore, we received a net refund of income taxes paid in prior years totaling approximately $12.8 million. See Note 15 to Consolidated Financial Statements included later in this report.

      The slight increase in net cash provided by operating activities for the year ended June 30, 2003, compared to the year ended June 30, 2002, was due to modest improvement in income and corresponding net cash flow following the September 11, 2001 terrorist attacks. However, we were still affected by events outside our control including political unrest and increased terror threat levels that adversely affected our cash flow during the year ended June 30, 2003.

     Net Cash Provided by (Used in) Investing Activities

      Net cash used in investing activities totaled $27.8 million and $37.3 million for the years ended June 30, 2004 and 2003, respectively. Net cash provided by investing activities amounted to $7.9 million for the year ended June 30, 2002. During the year ended June 30, 2004, investing activities primarily consisted of capital expenditures as more fully described below. During the year ended June 30, 2003, we received $12.8 million from the sale of land parcels located in Naples, Florida and Plantation, Florida, offset by $50.1 million in capital expenditures. During the year ended June 30, 2002, we received $75.1 million from the sale of the entertainment and sports business, partially offset by $67.0 million in capital expenditures.

      Capital expenditures totaled $28.3 million, $50.1 million and $67.0 million for the years ended June 30, 2004, 2003 and 2002, respectively. During the year ended June 30, 2004, capital expenditures included completion of a marina renovation at the Bahia Mar Resort and Yachting Center. The extensive marina renovation results in 245 reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to over 200 feet. Improved amenities at the marina include a revamped floating fuel dock offering a high-speed diesel system, as well as, fiber optic high-speed Internet service (which was also implemented at each of our resort properties) and cable TV for each slip. We also continued to enhance the amenity base at the Boca Raton Resort & Club with the complete renovation of the central pool area and pool-side restaurant, the addition of global positioning systems for its fleet of golf carts, a redesigned driving range, an improved golf staging area, an enlarged croquet lawn and renovations of a casual restaurant at the beach club. At Pier 66, we opened a newly renovated and themed upscale restaurant with outdoor seating fronting the intracoastal waterway. We also renovated one of our full service restaurants and our nightclub at the Registry Resort. During the year ended June 30, 2003, capital projects included a comprehensive room renovation at the Registry Resort covering 395 guestrooms, which includes all new furnishings and new five fixture bathrooms. We also renovated the remaining 60 guest suites at the Edgewater Beach Hotel and continued work on a marina renovation at the Bahia Mar Resort and Yachting Center. During the year ended June 30, 2002, we completed construction on various projects at the Boca Raton Resort & Club including a yacht club with 112 new water-view rooms, additional meeting space and renovated marina slips, which opened in January 2002, and a new 50,000 square foot world-class spa complex, Spa Palazzo, as well as, a new golf clubhouse with casual restaurant, which opened in December 2001.

     Net Cash Used in Financing Activities

      Net cash used in financing activities totaled $9.2 million, $9.0 million and $62.5 million for the years ended June 30, 2004, 2003 and 2002, respectively. Cash flows for each period represent borrowings under credit facilities, net of the repayment of indebtedness (including the repurchase of senior subordinated notes), proceeds from the exercise of stock options and repurchases of our Class A Common Stock.

Off-Balance Sheet Arrangements

     Leases

      We lease the site of the Radisson Bahia Mar Resort and Yachting Center from the City of Fort Lauderdale under an operating lease, which has a term through August 31, 2062. Under the lease agreement, we are required to pay annual rent equal to the greater of a percentage (4.0% through September 30, 2012 and 4.25% thereafter) of annual gross operating revenue, as defined, or a $300,000 minimum annual rent (potentially escalating after September 2037). Rent expense under this lease totaled $949,000, $764,000 and $780,000 for the years ended June 30, 2004, 2003 and 2002, respectively. The lease agreement also requires us to set aside 3% of Bahia Mar’s revenue annually, as defined in the lease agreement, for the purchase, replacement and upgrade of furniture, fixtures and equipment. All such restricted funds have been spent on their required purpose through June 30, 2004.

      Future minimum lease obligations under various non-cancelable operating leases with initial terms in excess of one year at June 30, 2004 (including the lease described in the preceding paragraph) are as follows (000’s omitted):

2005	$1,769
2006	1,234
2007	1,013
2008	735
2009	414
Thereafter	15,993

$21,158

     Contractual Obligations

      At June 30, 2004, we had $190.1 million in outstanding 9.875% senior subordinated notes payable. The notes were redeemed in full on August 27, 2004. See Note 9 to the Consolidated Financial Statements included later in this report.

     Capital Expenditures

      At June 30, 2004, we had commitments outstanding for capital expenditures under purchase orders and contracts approximating $888,000.

Capital Resources

      Our capital resources are provided from both internal and external sources. The primary capital resources from internal sources include (1) room rentals, food and beverage sales, retail sales, spa revenue, golf revenue, tennis revenue, marina revenue and conference service revenue at our resorts and (2) Premier Club membership revenue, net of related costs. The primary external sources of liquidity have been the issuance of debt securities, borrowing under term loans and credit lines, the issuance of our stock for property acquisitions and the exercise of non-qualified stock options by employees pursuant to our stock option plan.

      In July 2004, we closed on a new $325.0 million senior credit facility. The senior credit facility consists of a term loan in the principal amount of $200.0 million which matures in July 2009 and a revolving credit facility in the principal amount of $125.0 million which expires in July 2007. The interest rate on the new facility is tied to consolidated leverage ratios, but generally ranges from LIBOR plus 225 basis points to 250 basis points on the term loan and from LIBOR plus 175 basis points to 250 basis points on the revolver. The proceeds of the term loan were used in August 2004 to redeem in full our outstanding senior subordinated notes payable. As a result, we will record a loss on the early extinguishment of debt during the quarter ending September 30, 2004 of approximately $13.1 million, which includes the premium paid to redeem the notes, together with the write-off of debt issuance costs previously capitalized in connection with the issuance of the notes. The $125.0 million revolving credit facility replaces our previous revolver, which was scheduled to mature in June 2005. We have no borrowings under the new revolving credit facility. As a result of our cash on hand, our availability under the new revolving credit facility and expected cash from operations over the ensuing year, we believe we have sufficient funds to continue our capital maintenance and expansion plans and support on-going operations, including meeting debt service obligations as they come due.

Working Capital

      Current assets exceeded current liabilities by $27.6 million at June 30, 2004. Current liabilities exceeded current assets by $14.8 million at June 30, 2003. The increase in working capital during the year ended June 30, 2004, compared to the year ended June 30,2003 was primarily because we generated more resort cash flow, made certain income tax accounting method changes resulting in reduced tax outlays and incurred lower capital expenditures, partially offset by increased prepaid insurance.

Forward Looking Statements

      Some of the information in this report contains forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial position or state other “forward-looking” information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors include certain known and unknown risks and uncertainties, and could cause our actual results to differ materially from those contained in any forward looking statement.

      These risk factors have been previously described and include, among others, risks relating to travel; risks associated with construction and development at our properties; competition in our principal business; the availability of financing on terms suitable to us and our dependence on key personnel. Risks relating to travel include a change in travel patterns resulting from slowing economic conditions and geopolitical conditions, as well as changes in corporate policies relating to group meetings and air or other travel disruption.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Not applicable.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Boca Resorts, Inc.:

      We have audited the accompanying consolidated balance sheets of Boca Resorts, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boca Resorts, Inc. at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Miami, Florida
August 11, 2004, except for Notes 8 and 9, as to which the date is August 27, 2004

BOCA RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30,
(In thousands, except share data)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$47,587	$8,110
Restricted cash	138	641
Accounts receivable, net	18,616	20,960
Inventory	6,774	6,616
Current portion of Premier Club notes receivable	5,301	3,631
Other current assets	7,019	3,238

Total current assets	85,435	43,196
Property and equipment, net	808,734	823,681
Intangible assets, net	35,937	35,937
Long-term portion of Premier Club notes receivable	10,516	8,157
Other assets	7,961	9,179

Total assets	$948,583	$920,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,708	$33,515
Current portion of deferred revenue and advance deposits	26,095	23,288
Net liabilities of discontinued operations	1,045	1,074
Current portion of credit line and note payable	—	79

Total current liabilities	57,848	57,956
Credit line and note payable	—	18,000
Deferred revenue, net of current portion	31,172	33,498
Other liabilities	9,560	9,560
Deferred income taxes	56,553	34,242
Senior subordinated notes payable	190,145	190,145
Premier Club refundable membership fees	54,198	56,700

Total liabilities	399,476	400,101

Commitments and contingencies (Note 12)
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 39,919,579 and 39,035,078 shares issued and outstanding at June 30, 2004 and 2003, respectively	399	390
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at June 30, 2004 and 2003.	3	3
Contributed capital	470,586	459,548
Retained earnings	78,119	60,108

Total shareholders’ equity	549,107	520,049

Total liabilities and shareholders’ equity	$948,583	$920,150

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,
(In thousands, except per share data)

	2004	2003	2002

Leisure and recreation revenue	$313,335	$290,174	$273,043
Operating expenses:
Cost of leisure and recreation services	137,426	130,272	123,529
Selling, general and administrative expenses	85,840	85,983	83,146
Depreciation	40,038	38,026	34,790
Loss on early retirement of debt	—	149	3,073

Total operating expenses	263,304	254,430	244,538

Operating income	50,031	35,744	28,505
Interest and other income	199	227	1,240
Interest expense	(20,943)	(21,664)	(23,903)

Income from continuing operations before income taxes	29,287	14,307	5,842
Provision for income taxes	(11,276)	(5,508)	(1,336)

Income from continuing operations	18,011	8,799	4,506
Gain on disposition of discontinued operations, net of income taxes	—	—	26,185

Net income	$18,011	$8,799	$30,691

Basic net income per share:
Income from continuing operations	$.45	$.22	$.11
Income from discontinued operations	—	—	.66

Net income per share — basic	$.45	$.22	$.77

Diluted net income per share:
Income from continuing operations	$.44	$.22	$.11
Income from discontinued operations	—	—	.65

Net income per share — diluted	$.44	$.22	$.76

Weighted average shares used in computing net income per share — basic	39,754	39,345	39,793

Weighted average shares used in computing net income per share — diluted	40,995	39,951	40,551

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Class A Common		Class B Common
	Stock		Stock

	Number		Number				Total
	of		of		Contributed	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, June 30, 2001	39,621	$396	255	$3	$464,626	$20,618	$485,643
Net income	—	—	—	—	—	30,691	30,691
Repurchase of Class A Common Stock at cost	(235)	(2)	—	—	(2,303)	—	(2,305)
Exercise of stock options	148	1	—	—	1,437	—	1,438
Tax deduction associated with exercise of stock options and other stock option activity	4	—	—	—	805	—	805

Balance, June 30, 2002	39,538	395	255	3	464,565	51,309	516,272
Net income	—	—	—	—	—	8,799	8,799
Repurchase of Class A Common Stock at cost	(591)	(6)	—	—	(6,168)	—	(6,174)
Exercise of stock options	88	1	—	—	876	—	877
Tax deduction associated with exercise of stock options and other stock option activity	—	—	—	—	275	—	275

Balance, June 30, 2003	39,035	390	255	3	459,548	60,108	520,049
Net income	—	—	—	—	—	18,011	18,011
Exercise of stock options	885	9	—	—	8,830	—	8,839
Tax deduction associated with exercise of stock options and other stock option activity	—	—	—	—	2,208	—	2,208

Balance, June 30, 2004	39,920	$399	255	$3	$470,586	$78,119	$549,107

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30,
(In thousands)

	2004	2003	2002

Operating activities:
Net income	$18,011	$8,799	$30,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,038	38,026	34,790
Provision for deferred income taxes	2,504	853	(960)
Non-cash compensation expense	453	275	—
Impairment loss on land parcel	—	2,396	—
Gain on sale of land parcel	—	(2,291)	—
Loss on early retirement of debt	—	149	3,073
Gain on disposition of discontinued operations, net of income taxes	—	—	(26,185)
Changes in operating assets and liabilities
Accounts receivable	2,344	631	1,824
Other assets	(6,750)	1,537	3,327
Accounts payable and accrued expenses	407	1,126	(541)
Deferred taxes and other liabilities	19,541	544	2,358
Net assets/liabilities from discontinued operations	(29)	(1,362)	—

Net cash provided by operating activities	76,519	50,683	48,377

Investing activities:
Capital expenditures	(28,305)	(50,142)	(66,965)
Change in restricted cash	503	80	(221)
Net proceeds from the sale of land parcels	—	12,786	—
Net proceeds from the disposition of discontinued operations	—	—	75,054

Net cash provided by (used in) investing activities	(27,802)	(37,276)	7,868

Financing activities:
Borrowings under credit facilities	24,000	42,000	43,195
Payments under long-term debt agreements and credit facilities	(42,079)	(42,941)	(24,726)
Proceeds from exercise of stock options	8,839	877	1,438
Repurchases of senior subordinated notes payable	—	(2,750)	(80,065)
Repurchases of common stock	—	(6,174)	(2,305)

Net cash used in financing activities	(9,240)	(8,988)	(62,463)

Cash provided by (used in) continuing operations	39,506	5,781	(81,272)
Cash provided by (used in) discontinued operations	(29)	(1,362)	75,054
Cash and cash equivalents, at beginning of period	8,110	3,691	9,909

Cash and cash equivalents, at end of period	$47,587	$8,110	$3,691

See accompanying notes to consolidated financial statements.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

      As discussed in Note 5, the Company sold its entertainment and sports business, which primarily consisted of the operations of the Florida Panthers Hockey Club and related arena management operations in July 2001. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations in the accompanying Consolidated Financial Statements presented in this report.

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

     Cash and Cash Equivalents/Restricted Cash

      Cash and cash equivalents primarily consist of cash in banks and highly liquid investments with original maturities of 90 days or less when purchased. Restricted cash primarily consisted of purchased guarantees (letters of credit) that ensure the Company’s payment to third parties under certain lease agreements at June 30, 2003. Concentration of credit risk and market risk associated with cash, cash equivalents and restricted cash are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short-term nature.

     Accounts Receivable

      Accounts receivable are primarily due from major credit card companies and other large corporations. The Company performs ongoing credit evaluations of its significant customers and generally does not require collateral or a significant allowance for uncollectible balances.

     Inventory

      Inventory is stated at the lower of cost or market value and primarily consists of food, beverages, marina fuel, retail merchandise and operating supplies. Cost is determined using the first-in, first-out method.

     Premier Club Notes Receivable

      Premier Club notes receivable are carried at cost. The accrual of interest income is suspended on all notes receivable when principal or interest payments are more than three months contractually past due and is not

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resumed until such loans become contractually current. The amount of loans more than three months contractually past due was not material at June 30, 2004. The Company performs credit evaluations of customers who finance their Premier Club membership and generally does not require additional security or establish a significant allowance for uncollectible balances.

     Other Current Assets

      Other current assets primarily consist of prepaid expenses, which totaled $5.3 million and $3.1 million at June 30, 2004 and 2003, respectively.

     Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of items that do not extend the service life or increase the capacity of assets are charged to expense as incurred. Significant additions, along with interest incurred during the construction period for expansion at the Company’s properties, are capitalized. Interest has been capitalized using the average borrowing rate of the Company. Interest capitalized for the years ended June 30, 2004, 2003 and 2002 totaled $332,000, $1.0 million and $1.9 million, respectively. Depreciation has been computed using the straight-line method over the shorter of the estimated useful lives or, in the case of leasehold agreements, the term of the leasehold agreement as follows:

Years

Building and improvements	15-40
Land improvements	15
Leasehold improvements	5-20
Furniture, fixtures and equipment	3-7

     Intangible Assets

      Intangible assets consist of goodwill (which totaled $34.7 million at June 30, 2004 and 2003), which represents the excess of the cost over the fair value of net assets of the acquired business, as well as, identified intangible assets with indefinite lives (which totaled $1.2 million at June 30, 2004 and 2003). Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” states, among other things, that goodwill is not subject to amortization over its estimated useful life. Under the provisions of SFAS No. 142, goodwill that is not subject to amortization is tested for impairment annually using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tested for potential impairment, upon adoption of SFAS No. 142 and on July 1 each year thereafter. The Company had no impairment of goodwill for the periods presented.

     Long-Lived Assets and Assets to be Disposed Of

      The carrying value of long-lived assets is reviewed if the facts and circumstances suggest that they may be impaired in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. If this review indicates that long-lived assets will not be recoverable based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds fair value. Fair value is determined using management’s best estimate of the discounted net operating cash flows over the remaining life of the assets. See Note 5.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value at June 30, 2004 due to their short-term nature. The carrying amount of Premier Club notes receivable approximates fair value based on discounted future cash flows. The carrying amount of the Company’s 9.875% senior subordinated notes payable at June 30, 2004 is $190.1 million, compared to an estimated fair value of $200.1 million, which is based on the quoted market price as of June 30, 2004 in the over-the-counter bond market. The fair value of Premier Club refundable membership fees cannot be reasonably estimated based on the uncertainty of the date of refund.

     Other Liabilities

      The Company acquired the Boca Raton Resort & Club in June 1997 in exchange for (1) 272,303 shares of Class A Common Stock, (2) rights to acquire 4,242,586 shares of Class A Common Stock for no additional consideration and with no conditions for issuance of the shares to occur, (3) warrants to purchase 869,810 shares of Class A Common Stock at a purchase price of $29.01 per share and (4) the assumption of approximately $205.9 million in debt. The warrants to purchase 869,810 shares of Class A Common Stock expired unexercised in December 1999. The predecessor owners had the ability to exchange their rights to acquire 4,242,586 shares of Class A common stock at any time through April 30, 2001. The holders of exchange rights had no entitlements to distributions of income, losses or cash flows from the Boca Raton Resort & Club.

      The exchange rights, together with the common stock and warrants, were accounted for as part of the purchase price for this acquisition pursuant to Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” with the exchange rights being reflected as issued because all conditions occurred necessary for issuance of the shares and because the Company believed beyond a reasonable doubt that all predecessor owners would exchange their partnership interests for freely tradable Class A Common Stock of the Company since there was an economic disincentive not to exchange.

      As of June 30, 2001, 90% of the exchange rights were exercised leaving 440,013, expired and unexercised. Accordingly, other liabilities were increased (and shareholders’ equity decreased) to reflect the outside proportionate minority interest equal to the 440,013 expired, unexercised exchange rights multiplied by $21.53 (the initial per share allocation of purchase price).

     Segment Information

      The Company derives all significant revenue from a single line of business, hotel and resort real estate ownership.

     Revenue Recognition

      Revenue associated with room rentals, food and beverage sales and use of the recreational amenities at the Company’s resorts is recognized when services are rendered. Deferred revenue arises as a normal part of business for advance payments for resort accommodations, club membership dues and club initiation fees. Annual membership dues from the Company’s Premier Clubs are recognized ratably over the membership

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. Revenue from Premier Club nonrefundable initial membership fees is deferred and recognized ratably over the average expected life of the memberships, which has been estimated to be eight years. The average estimated life is based on management’s best estimate using Company specific historical information. The Company has not changed the estimated life used to recognize the Premier Club membership initiation fees since adoption in January 1998 (when Premier Club membership initiation fees became nonrefundable), but would revise such estimate if, in management’s opinion, changing trends in membership experience warrant such a change. Direct expenses associated with originating a membership sale are also deferred and recognized over the estimated life of the membership.

      Initiation fees relating to club memberships originated prior to January 1998 (and for a limited time from January 2003 to April 2003) are fully refundable and, accordingly, are reflected as a liability captioned Premier Club refundable membership fees in the accompanying Consolidated Balance Sheets. See Note 10.

     Advertising Expense

      The Company expenses advertising costs the first time the advertising takes place. Advertising expense was $3.7 million, $3.7 million and $4.2 million for the years ended June 30, 2004, 2003 and 2002, respectively. Prepaid advertising for each of the periods presented was not material.

     Costs of Start-Up Activities

      Pre-operating, pre-opening, research and development and organization costs are expensed as incurred.

     Income Taxes

      The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. See Note 15.

     Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to account for stock option grants in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” as interpreted in Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” and, accordingly, recognizes no compensation expense in connection with stock option grants made to employees. See Note 11.

      No stock-based employee compensation cost is reflected in net income, except for certain non-cash compensation expense associated with the modification in terms of stock option awards which totaled $453,000 (or $279,000 net of benefit for income taxes) during the year ended June 30, 2004 and $275,000 (or $169,000 net of benefit for income taxes) during the year ended June 30, 2003. The following table

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the effect of accounting for stock option awards as if the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, had been applied for the year ended June 30 (000’s omitted):

	2004	2003	2002

Net income as reported	$18,011	$8,799	$30,691
Less: total stock based compensation determined under fair value based method for awards, net of related tax effects	1,577	1,591	1,861

Pro forma net income	$16,434	$7,208	$28,830

Basic net income per share:
Income per share from continuing operations, as reported	$.45	$.22	$.11
Income per share from discontinued operations, as reported	—	—	.66

Net income per share – basic, as reported	$.45	$.22	$.77

Diluted net income per share:
Income per share from continuing operations, as reported	$.44	$.22	$.11
Income per share from discontinued operations, as reported	—	—	.65

Net income per share – diluted, as reported	$.44	$.22	$.76

Basic net income per share, Pro forma:
Income per share from continuing operations, Pro forma	$.41	$.18	$.07
Income per share from discontinued operations, Pro forma	—	—	.66

Net income per share – basic, Pro forma	$.41	$.18	$.72

Diluted income per share, Pro forma:
Income per share from continuing operations, Pro forma	$.40	$.18	$.07
Income per share from discontinued operations, Pro forma	—	—	.65

Net income per share – diluted, Pro forma	$.40	$.18	$.71

     Earnings Per Common Share

      SFAS No. 128, “Earnings Per Share” requires a dual presentation of basic and diluted earnings per share. Basic earnings per share equals net income divided by the number of weighted average common shares outstanding. Diluted earnings per share includes the effects of common stock equivalents to the extent they are dilutive. The computation of diluted earnings per share for the year ended June 30, 2002 excludes 325,000 warrants. The warrants expired unexercised in August 2002. The following table sets forth the weighted average shares used to compute basic and diluted earnings per share (000’s omitted):

	2004	2003	2002

Basic weighted average shares outstanding	39,754	39,345	39,793
Stock options	1,241	606	758

Diluted weighted average shares outstanding	40,995	39,951	40,551

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

     Treasury Stock

      In May 2001, the Company’s Board of Directors approved a two-year share repurchase program authorizing the Company to purchase up to $30.0 million of its outstanding Class A Common Stock. The share repurchase program was extended in November 2002 for an additional two years. As of June 30, 2004, the Company had repurchased 1.4 million shares of Class A Common Stock for $15.3 million. The Company accounts for repurchases of its Class A Common Stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

     Impact of Recently Issued Accounting Standards

      In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Application of FIN 46R was required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. Since the Company does not have any variable interest entities, the adoption of FIN 46R has no impact on the Company’s results of operations or financial position.

(3) Supplemental Cash Flow Information

     Interest and Income Taxes Paid

      Interest paid (net of amounts capitalized) totaled $19.7 million, $20.1 million and $23.2 million during the years ended June 30, 2004, 2003 and 2002, respectively. The Company recently adopted a tax accounting policy whereby it uses tax lives and methods for its property and equipment as permitted by the Internal Revenue Service in various rulings and regulations. The tax accounting policy has resulted in a decrease in income taxes currently payable, as well as, a net refund of income taxes paid in prior years totaling approximately $12.8 million, which was received in April 2004. The income tax accounting method change has no impact on the Company’s total income tax expense for financial reporting purposes. Income taxes paid totaled $3.7 million and $3.1 million during the years ended June 30, 2003, and 2002, respectively. The Company also paid $500,000 and $18.8 million in income taxes relating to its gain on the disposition of the entertainment and sports business during the years ended June 30, 2003 and 2002, respectively. See Note 15.

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

2005	$5,301
2006	3,312
2007	2,970
2008	2,438
2009	1,478
Thereafter	318

$15,817

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

      In July 2001, the Company sold its entertainment and sports business. The selling price for the business, which incorporated certain working capital adjustments, consisted of $83.5 million in cash, an $11.3 million secured promissory note (which was paid January 2002) and the assumption by the purchasers of certain off-balance sheet contingencies including a $10 million construction obligation secured by a performance bond. The net proceeds from the sale of the business after payment of disposal costs and income taxes exceeded $70.0 million and the gain on disposition was $26.2 million. Accordingly, the Company’s entertainment and sports business has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements report separately the net assets and operating results of this discontinued operation.

      The net liabilities of discontinued operations totaling $1.1 million in the Consolidated Balance Sheets at June 30, 2004 and 2003, respectively, consists of estimated income taxes payable and other disposal costs.

(6) Property and Equipment, net

      A summary of property and equipment at June 30 is as follows (000’s omitted):

	2004	2003

Land and land improvements	$275,096	$274,172
Buildings and improvements	593,796	566,129
Furniture, fixtures and equipment	128,267	124,048
Construction in progress	5,874	15,990

	1,003,033	980,339
Less: accumulated depreciation and amortization	(194,299)	(156,658)

	$808,734	$823,681

      Depreciation expense on property and equipment included in the Consolidated Statements of Operations was $40.0 million, $38.0 million and $34.8 million for the years ended June 30, 2004, 2003 and 2002, respectively.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of June 30 consists of the following (000’s omitted):

	2004	2003

Accrued payroll and related costs	$10,815	$9,471
Accounts payable	4,645	7,942
Other accrued liabilities	5,689	5,430
Accrued property taxes	5,127	5,098
Accrued interest payable	3,945	4,065
Accrued legal settlements	487	250
Income taxes payable	—	1,259

	$30,708	$33,515

(8) Credit Line and Note Payable

      Credit line and note payable at June 30 is as follows (000’s omitted):

	2004	2003

Revolving credit facility with bank, variable interest rate, 4.31% at June 30, 2003, terminated on July 22, 2004	$—	$18,000
Capital lease on operating equipment, fixed interest rate of 8.0%, due on November 15, 2003	—	79

Total outstanding including current portion	$—	$18,079

      The Company’s revolving credit line required the maintenance of customary capital expenditure reserves for the replacement of assets. In addition, the Company was required to comply with certain covenants, including without limitation, requirements to maintain a minimum net worth and maintain certain leverage ratios. The Company was in compliance with these covenants at June 30, 2004 and 2003. The Company’s availability under its revolving credit line was $135.6 million at June 30, 2004.

      On July 22, 2004, the Company’s credit line was terminated pursuant to a new $325.0 million senior credit facility. The senior credit facility consists of a term loan in the principal amount of $200.0 million and a new revolving credit facility in the principal amount of $125.0 million. The proceeds of the term loan were used on August 27, 2004 to redeem in full the Company’s outstanding 9.875% senior subordinated notes. See Note 9. The interest rate on the new facility is tied to consolidated leverage ratios, but generally ranges from LIBOR plus 225 basis points to 250 basis points on the term loan and from LIBOR plus 175 basis points to 250 basis points on the revolver. The term loan matures in July 2009 and the revolving credit facility expires in July 2007. The Company will be required to comply with certain covenants under the new credit facility, including without limitation, requirements to maintain a minimum net worth and maintain certain leverage ratios.

(9) Senior Subordinated Notes Payable

      On April 21, 1999, the Company issued $340.0 million aggregate principal amount of 9.875% senior subordinated notes due April 15, 2009 (the “Notes”) in a private placement offering (the “Offering”). The Notes were subsequently registered with the Securities and Exchange Commission. Interest on the Notes was payable semiannually on April 15 and October 15 of each year. During the years ended June 30, 2003, 2002 and 2001, the Company repurchased an aggregate $149.9 million principal amount of Notes, leaving $190.1 million principal amount of Notes outstanding.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Notes were senior obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness of the Company and rank senior in right of payment to all existing and future subordinated obligations of the Company. None of the assets of the Company secured its obligations under the Notes, and the Notes were effectively subordinated to secured indebtedness of the Company to any third party to the extent of assets serving as security.

      The Notes were unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future domestic subsidiaries (the “Subsidiary Guarantors”). Each subsidiary guarantor was 100% owned by the parent, with the exception of a minor subsidiary in which there was a 1% minority interest (and the Company had an unconditional purchase option to acquire such minority interest for $1,000) and a subsidiary in which the outside minority interest holders have no practical entitlements to profits, losses or cash flow of such subsidiary. In addition, the parent company has no independent assets or operations, the guarantees are full and unconditional and joint and several, and all subsidiaries of the parent company are Subsidiary Guarantors.

      The Notes contained certain covenants limiting the Company’s ability to incur additional indebtedness, pay dividends and make investments and other restricted payments, enter into transactions with 5% stockholders or affiliates, create liens, and sell assets. The Company was in compliance with these covenants at June 30, 2004 and 2003.

      The Company fully redeemed the Notes on August 27, 2004 at 104.9375% with the proceeds from a new credit facility. The Company will record a loss on the early extinguishment of debt during the quarter ending September 30, 2004 of approximately $13.1 million, which includes the premium paid to redeem the Notes, together with the write-off of debt issuance costs previously capitalized in connection with the issuance of the Notes. See Note 8.

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

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Stock Options

      The Company has a stock option plan under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plan are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year over a four-year period on the annual anniversary of the date of grant. A summary of stock option transactions for the three years ended June 30, 2004 is as follows:

	Number of	Number of		Weighted	Number of
	Shares	Options	Range in	Average	Options
	Reserved	Outstanding	Option Prices	Exercise Price	Exercisable

Balance at June 30, 2001	1,241,102	6,155,969	$9.31 - $26.38	$14.49	3,480,986
Granted	(913,000)	913,000	$9.32 - $11.95	$9.52
Exercised	—	(148,289)	$9.31 - $10.00	$9.70
Forfeited	388,750	(388,750)	$9.31 - $26.38	$14.04

Balance at June 30, 2002	716,852	6,531,930	$9.31 - $26.38	$13.92	4,350,657
Additional shares reserved under plan	1,500,000	—	—	—
Granted	(773,000)	773,000	$10.70 - $11.16	$11.13
Exercised	—	(88,000)	$9.32 - $10.00	$9.97
Forfeited	235,875	(235,875)	$9.32 - $23.06	$13.36

Balance at June 30, 2003	1,679,727	6,981,055	$9.31 - $26.38	$13.68	5,012,680
Granted	(575,000)	575,000	$13.55	$13.55
Exercised	—	(884,501)	$9.31 - $13.69	$9.99
Forfeited	81,250	(81,250)	$9.32 - $26.38	$15.08

Balance at June 30, 2004	1,185,977	6,590,304	$9.31 - $26.38	$14.15	4,857,804

      The weighted average exercise price and weighted average remaining contractual life of the Company’s outstanding options at June 30, 2004 is set forth below.

		Weighted			(Vested Only)
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 9.31 — $9.75	1,668,591	5.9 years	$9.43	1,320,841	$9.45
$10.00 — $11.16	1,412,722	5.9 years	$10.59	835,472	$10.29
$11.95 — $13.69	1,488,750	7.4 years	$13.61	681,250	$13.66
$17.25 — $23.06	1,331,295	3.2 years	$18.23	1,331,295	$18.23
$23.50 — $26.38	688,946	3.0 years	$26.18	688,946	$26.18

	6,590,304	5.4 years	$14.15	4,857,804	$14.96

      The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the year ended June 30:

	2004	2003	2002

Risk free interest rate	1.00%	1.00%	1.50%
Expected lives	6 years	6 years	6 years
Expected volatility	30%	30%	30%

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of options granted for the years ended June 30, 2004, 2003 and 2002 was $3.35, $3.09 and $4.44, respectively.

(12) Commitments and Contingencies

     Capital Expenditures

      At June 30, 2004, the Company had commitments outstanding for capital expenditures under purchase orders and contracts approximating $888,000.

     Leases

      The Company leases the site of the Radisson Bahia Mar Resort and Yachting Center from the City of Fort Lauderdale under an operating lease, which has a term through August 31, 2062. Under the lease agreement, the Company is required to pay annual rent equal to the greater of a percentage (4.0% through September 30, 2012 and 4.25% thereafter) of annual gross operating revenue, as defined, or a $300,000 minimum annual rent (potentially escalating after September 2037). Rent expense under this lease totaled $949,000, $764,000 and $780,000 for the years ended June 30, 2004, 2003 and 2002, respectively. The lease agreement also requires the Company to set aside 3% of Bahia Mar’s revenue annually, as defined in the lease agreement, for the purchase, replacement and upgrade of furniture, fixtures and equipment. All such restricted funds have been spent on their required purpose through June 30, 2004.

      Future minimum lease obligations under various non-cancelable operating leases with initial terms in excess of one year at June 30, 2004 (including the lease described in the preceding paragraph) are as follows (000’s omitted):

2005	$1,769
2006	1,234
2007	1,013
2008	735
2009	414
Thereafter	15,993

$21,158

     Insurance

      The Company maintains comprehensive insurance on its properties, including liability, business interruption, fire and extended coverage including windstorm and flood, in the types and amounts management believes are customary for the resort and hotel industry. Certain insurance risks for medical and workers’ compensation are self-insured by the Company subject to certain stop-loss thresholds. A $1.4 million certificate of deposit and a $1.3 million standby letter of credit have been posted as collateral pursuant to the Company’s workers’ compensation self-insurance agreements. Under the Company’s self-insurance program, claims are expensed on an as incurred basis. The estimated liability for claims incurred but unpaid at June 30, 2004 and 2003 was not material.

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

(13) License and Franchise Agreements

      The Company has a franchise agreement with Hyatt Franchise Corporation (“Hyatt”) that expires in November 2014 with various early termination provisions and liquidated damages for early termination. The agreement provides for payments of monthly royalty fees equal to 5.0% of gross room revenue. The agreement also provides for the payment of certain Hyatt “allocable chain expenses” primarily relating to sales and marketing. Aggregate Hyatt royalty fees and chain expenses amounted to $1.5 million, $1.5 million and $1.4 million for the years ended June 30, 2004, 2003 and 2002, respectively. The agreement also requires maintenance of a customary reserve for replacement of furniture, fixtures and equipment equal to 4.0% of gross room revenue. All such restricted funds have been spent for their required purpose through June 30, 2004.

      The Company has a license agreement with Radisson Hotels International, Inc. (“Radisson”), which expires in December 2004. The terms of the agreement allow the Company to operate the resort using the Radisson system. Annual fees payable to Radisson pursuant to the agreement equal 5.0% of gross room revenue. Fees paid to Radisson pursuant to the license agreement totaled $453,000, $406,000 and $383,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company paid a management fee to Huizenga Holdings, Inc., a corporation whose sole shareholder is the Company’s Chairman and Chief Executive Officer, H. Wayne Huizenga, equal to $1.9 million, $1.9 million and $2.7 million for the years ended June 30, 2004, 2003 and 2002, respectively. Following the resignation of Richard C. Rochon as President of the Company (where he served without salary), and as President of Huizenga Holdings, Inc., the management agreement was amended to limit the management fee payable for the fiscal year ending June 30, 2004 and 2003 to the lesser of 1% of total revenue, or $1.9 million. The limit on the management fee for the fiscal year ending June 30, 2004 and 2003 was principally due to Mr. Rochon’s resignation. Prior to that, the management fee was equal to 1% of the total revenue of the Company. It is anticipated that the management agreement and fee will continue to be reviewed annually by the Audit Committee of the Board of Directors. Pursuant to the agreement, Huizenga Holdings, Inc. primarily provides certain administrative, financing, tax, legal, investor relations and strategy related services to the Company.

      The Company paid Callaghan & Partners, Ltd. $326,000 during the year ended June 30, 2002, which represented 1.5% of the budgeted construction and development cost of certain approved projects. No amounts were paid or owed during the year ended June 30, 2004 and 2003. Dennis J. Callaghan, a director of the Company, is President of Callaghan & Partners, Ltd., an entity founded by Mr. Callaghan to acquire, develop, finance, renovate and manage resorts, hotels and residential and commercial properties in the United States and abroad.

(15) Income Taxes

      The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accompanying Consolidated Balance Sheets at June 30 is set forth below (000’s omitted):

	2004	2003

Deferred tax assets:
Deferred revenue and other	$16,066	$13,242
Deferred tax liabilities:
Book basis in property over tax basis	(72,619)	(47,484)

Net deferred tax liabilities	$(56,553)	$(34,242)

      Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. Management believes the Company’s ability to generate future taxable income and realize the deferred tax asset is “more likely than not”.

      The components of the provision for income taxes relating to continuing operations for the years ended June 30 is set forth below (000’s omitted).

	2004	2003	2002

Current:
Federal	$7,958	$4,224	$1,674
State	813	431	622
Federal and state deferred provision (benefit)	2,505	853	(960)

Provision for income taxes	$11,276	$5,508	$1,336

      A reconciliation between the statutory federal income tax expense relating to continuing operations and the income tax expense at the Company’s effective rate for the years ended June 30, 2004, 2003 and 2002 is set forth below (000’s omitted).

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

Computed expected income tax expense based on statutory federal income tax rate	$10,251	$5,007	$2,045
State income taxes, net of federal benefit	1,047	512	193
Non-deductible expenses	249	382	601
Credit for employer social security taxes	(514)	(613)	(555)
Other, net	243	220	(948)

Provision for income taxes	$11,276	$5,508	$1,336

      The Company recently adopted a tax accounting policy whereby it uses tax lives and methods for its property and equipment as permitted by the Internal Revenue Service in various rulings and regulations. The tax accounting policy has resulted in a decrease in income taxes currently payable, as well as, a net refund of income taxes paid in prior years totaling approximately $12.8 million. The income tax accounting method change has no impact on the Company’s total income tax expense for financial reporting purposes.

      The Company has available state net operating loss carryforwards of approximately $15.9 million for tax purposes to offset future taxable income. The net operating loss carryforwards, if not fully utilized, begin to expire in 2023.

(16) Employee Benefits

      Employees of the Company, except for those employed by the Hyatt Regency Pier 66 Hotel and Marina, the Radisson Bahia Mar Resort and Yachting Center, the Boca Raton Resort & Club and Grande Oaks Golf Club (who have separate plans discussed below) may participate in a qualified 401(k) Savings and Retirement Plan (the “401(k)”), a defined contribution plan. The 401(k) is available to full-time employees who have completed one year of service in which 1,000 hours of service were rendered and are age twenty-one or older. The Company may match a discretionary percentage, but not more than 25%, of the amount contributed by the participant up to a limit of 6% of annual compensation. The Company match has been 25% since April 1, 2003. Employees may contribute up to 80% of their annual compensation subject to a maximum dollar amount of deferrals as specified by applicable regulations. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of service, reaching 100% after five years. Matching contributions for the year ended June 30, 2004 and 2003 totaled $72,000 and $16,000, respectively. The Company made no matching contributions for the year ended June 30, 2002.

      The Hyatt Regency Pier 66 Hotel and Marina and the Radisson Bahia Mar Resort and Yachting Center also have a qualified 401(k) Savings and Retirement Plan. This plan is available to full-time employees of these resorts who have completed one year of service in which 1,000 hours of service were rendered and are age twenty-one or older. The Company was required to contribute 25% of the first 6% of the employee’s earnings and employees could contribute up to 14% of their annual compensation subject to a maximum dollar amount as specified by applicable regulations. In addition, participants immediately vested 100% of their individual and employer match contributions to the plan. The plan was amended effective March 1, 2004 whereby the Company may match a discretionary percentage, but not more than 25%, of the amount contributed by the participant up to a limit of 6% of annual compensation. The Company match has been 25% since March 1, 2004. Employees may contribute up to 80% of their annual compensation subject to a maximum dollar amount of deferrals as specified by applicable regulations. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of service, reaching 100% after five years. Matching contributions totaled $57,000, $47,000 and $55,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Boca Raton Resort & Club and Grande Oaks Golf Club had a non-qualified 401(a) Plan which was converted to a qualified 401(k) Savings and Retirement Plan on March 30, 2003. The 401(a) plan was available to employees with at least one year of service who worked a minimum of 1,000 hours per year. The 401(a) plan allowed participants to contribute up to 16% of their total compensation. The Company was required to make matching contributions equal to 50% of the first 6% of the employee’s earnings. The 401(k) is available to full-time employees who have completed one year of service in which 1,000 hours of service were rendered and are age twenty-one or older. The Company may match a discretionary percentage, but not more than 25%, of the amount contributed by the participant up to a limit of 6% of annual compensation. The Company match has been 25% since April 1, 2003. Employees may contribute up to 80% of their annual compensation subject to a maximum dollar amount of deferrals as specified by applicable regulations. Participants are automatically vested in compensation deferrals. Vesting in Company matching contributions is at the rate of 20% each year, after one year of service, reaching 100% after five years. The Company’s matching contribution totaled $432,000, $1.0 million and $640,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

	2004	2003	2002

Room	$123,789	$116,785	$108,859
Food, beverage and banquets	91,852	83,033	77,408
Yachting and marina	14,431	10,860	10,973
Retail and other	83,263	79,496	75,803

	$313,335	$290,174	$273,043

BOCA RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Quarterly Financial Information (Unaudited and in thousands except per share data)

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Year

Revenue	2004	$46,989	$72,942	$113,120	$80,284	$313,335
	2003	$46,292	$67,046	$100,277	$76,559	$290,174
Operating income (loss)	2004	$(10,477)	$7,836	$38,199	$14,473	$50,031
	2003	$(9,169)	$4,879	$29,826	$10,208	$35,744
Net income (loss)	2004	$(9,533)	$1,551	$20,235	$5,758	$18,011
	2003	$(9,071)	$(333)	$15,042	$3,161	$8,799
Basic net income (loss) per share	2004	$(.24)	$.04	$.51	$.14	$.45
	2003	$(.23)	$(.01)	$.38	$.08	$.22
Diluted net income (loss) per share	2004	$(.24)	$.04	$.49	$.14	$.44
	2003	$(.23)	$(.01)	$.38	$.08	$.22

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

Item 9B.	Other Information

      None.

PART III

      The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the Company’s 2004 Annual Meeting of Stockholders and is incorporated in this report by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) Financial Statements of the Company are set forth in Part II, Item 8.

(2) All Financial Statement Schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(3) Exhibits — (See Index to Exhibits included elsewhere in this report.)

      (b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 29, 2003 and furnished its earnings release for the three and twelve months ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BOCA RESORTS, INC.

By:	/s/ WAYNE MOOR

Wayne Moor
Senior Vice President, Treasurer and Chief Financial Officer

September 10, 2004

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

Signature	Title	Date

/s/ H. WAYNE HUIZENGA H. Wayne Huizenga	Chairman of the Board and Chief Executive Officer	September 10, 2004

/s/ DAVID S. FEDER David S. Feder	President	September 10, 2004

/s/ WAYNE MOOR Wayne Moor	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	September 10, 2004

/s/ MARYJO FINOCCHIARO MaryJo Finocchiaro	Vice President and Corporate Controller (Principal Accounting Officer)	September 10, 2004

/s/ STEVEN R. BERRARD Steven R. Berrard	Director	September 10, 2004

/s/ DENNIS J. CALLAGHAN Dennis J. Callaghan	Director	September 10, 2004

/s/ MICHAEL S. EGAN Michael S. Egan	Director	September 10, 2004

Signature	Title	Date

/s/ HARRIS W. HUDSON Harris W. Hudson	Director	September 10, 2004

/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Director	September 10, 2004

/s/ HENRY LATIMER Henry Latimer	Director	September 10, 2004

/s/ PETER H. ROBERTS Peter H. Roberts	Director	September 10, 2004

/s/ RICHARD C. ROCHON Richard C. Rochon	Director	September 10, 2004

EXHIBIT INDEX

Exhibits		Description Of Exhibit

2.1	—	Exchange Agreement dated October 25, 1996 by and between the Company and H. Wayne Huizenga.(1)
2.3	—	Partnership Exchange Agreement dated October 25, 1996 by and between Florida Panthers Hockey Club, Ltd. and H. Wayne Huizenga.(1)
2.9	—	Amended and Restated Contribution and Exchange Agreement, dated as of March 20, 1997, by and among Florida Panthers Holdings, Inc., Panthers BRHC Limited, Boca Raton Hotel and Club Limited Partnership, BRMC, L.P. and BRMC Corporation(2)
2.10	—	Merger Agreement, dated July 8, 1997, by and among the Company, FPH/ RHI Merger Corp., Inc., ResortHill, Inc. and Gary V. Chensoff.(3)
2.11	—	Agreement and Plan of Merger dated as of November 17, 1997 by Boca Resorts, Inc. (formerly Florida Panthers Holdings, Inc.), a Delaware corporation.(2)
3.2	—	Amended and Restated By-Laws of the Registrant(4)
10.6	—	Management Agreement by and between the Company and Huizenga Holdings, Inc.(1)
10.7	—	Amended Management Agreement by and between the Company and Huizenga Holdings, Inc.(5)
10.10	—	Third Amended and Restated 1996 Stock Option Plan.(6)
10.15	—	Indenture dated April 21, 1999 between Boca Resorts, Inc. (formerly Florida Panthers Holdings, Inc.), The Guarantors and The Bank of New York as Trustee(7)
10.16	—	Second Amended and Restated Credit Agreement dated as of June 25, 2003(9)
10.17	—	Credit Agreement dated as of July 22, 2004
10.18	—	Amendment No. 1 to the Credit Agreement dated as of August 19, 2004
21.1	—	Subsidiaries of the Company(8)
23.1	—	Consent of Ernst & Young LLP
24.1	—	Powers of Attorney (included as part of the signature page of this Annual Report on Form 10-K).
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — H. Wayne Huizenga.
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Wayne Moor.
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 — SEC File No. 333-12191

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4 — SEC File 333-28951

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 — SEC File No. 333-30925

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K For the Fiscal Year Ended June 30, 2003 — SEC File No. 1-13173.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q For the Period Ended September 30, 2002.

(6)	Incorporated by reference to the Company’s Definitive Proxy Statement Filed on September 30, 2002.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 — SEC File No. 333-92227.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K For the Fiscal Year Ended June 30, 2002 — SEC File No. 1-13173.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K For the Fiscal Year Ended June 30, 2003 — SEC File No. 1-13173.