Form 10-Q
period 2004-09-30
BOCA RESORTS INC
filed 2004-11-08
CIK 1020905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number: 1-13173

BOCA RESORTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	65-0676005 (I.R.S. Employer Identification No.)

501 East Camino Real Boca Raton, Florida (Address of Principal Executive Offices)	33432 (Zip Code)

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

     As of November 1, 2004, there were 40,059,226 shares of Class A Common Stock, $.01 par value per share, and 255,000 shares of Class B Common Stock, $.01 par value per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s Omitted, Except Share Data)
(Unaudited)

	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$42,413	$47,587
Restricted cash	126	138
Accounts receivable, net	18,983	18,616
Inventory	6,956	6,774
Current portion of Premier Club notes receivable	4,618	5,301
Other current assets	6,131	7,019

Total current assets	79,227	85,435
Property and equipment, net	805,009	808,734
Intangible assets, net	35,937	35,937
Long-term portion of Premier Club notes receivable	10,302	10,516
Other assets	8,102	7,961

Total assets	$938,577	$948,583

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$26,505	$30,708
Current portion of deferred revenue and advance deposits	33,781	26,095
Net liabilities of discontinued operations	1,045	1,045

Total current liabilities	61,331	57,848
Deferred revenue, net of current portion	32,033	31,172
Other liabilities	9,660	9,560
Deferred income taxes	46,677	56,553
Credit line and note payable	200,000	—
Senior subordinated notes payable	—	190,145
Premier Club refundable membership fees	53,603	54,198

Total liabilities	403,304	399,476

Commitments and contingencies
Shareholders’ equity:
Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 40,018,789 and 39,919,579 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	400	399
Class B Common Stock, $.01 par value, 10,000,000 shares authorized and 255,000 shares issued and outstanding at September 30, 2004 and June 30, 2004	3	3
Contributed capital	472,251	470,586
Retained earnings	62,619	78,119

Total shareholders’ equity	535,273	549,107

Total liabilities and shareholders’ equity	$938,577	$948,583

See accompanying notes to condensed consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30
(000’s Omitted, Except Per Share Data)
(Unaudited)

	2004	2003
Leisure and recreation revenue	$48,794	$46,989
Operating expenses:
Cost of leisure and recreation services	27,165	26,614
Selling, general and administrative expenses	20,467	20,889
Depreciation	9,227	9,962
Loss on early retirement of debt	13,088	—

Total operating expenses	69,947	57,465

Operating loss	(21,153)	(10,476)
Interest and other income	106	59
Interest expense	(4,156)	(5,082)

Loss before benefit for income taxes	(25,203)	(15,499)
Benefit for income taxes	9,703	5,967

Net loss	$(15,500)	$(9,532)

Net loss per share – basic and diluted	$(.39)	$(.24)

Weighted average shares used in computing net loss per share – basic and diluted	40,242	39,325

See accompanying notes to condensed consolidated financial statements.

BOCA RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30
(000’s Omitted)
(Unaudited)

	2004	2003
Operating activities:
Net loss	$(15,500)	$(9,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,227	9,962
Loss on early retirement of debt	13,088	—
Non-cash compensation expenses	—	453
Benefit for deferred income taxes	(9,703)	(5,967)
Changes in operating assets and liabilities
Accounts receivable	(367)	4,776
Other assets	2,159	(185)
Accounts payable and accrued expenses	(4,027)	4,993
Deferred revenue and other liabilities	8,052	8,508

Net cash provided by operating activities	2,929	13,008

Investing activities:
Capital expenditures	(5,680)	(11,475)
Change in restricted cash	12	28

Net cash used in investing activities	(5,668)	(11,447)

Financing activities:
Borrowings under credit facility	200,000	5,000
Redemption of senior subordinated notes payable	(190,145)	—
Call premium to redeem senior subordinated notes payable	(9,388)	—
Debt issuance costs	(4,395)	—
Payments under credit facility	—	(8,059)
Proceeds from exercise of stock options	1,493	586

Net cash used in financing activities	(2,435)	(2,473)

Cash used in operations	(5,174)	(912)
Cash and cash equivalents, at beginning of period	47,587	8,110

Cash and cash equivalents, at end of period	$42,413	$7,198

See accompanying notes to condensed consolidated financial statements.

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Unless the context otherwise indicates, references to “we”, “us” and “our” mean Boca Resorts, Inc., a company incorporated in Florida in 1996 and re-incorporated in Delaware in 1997.

     The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the financial information furnished in this report reflects all material adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year primarily due to seasonal variations and because the three months ended September 30, 2004 include a loss on the early extinguishment of debt. See Note 6. All significant intercompany accounts have been eliminated.

2. Nature of Operations

     We are an owner and operator of five distinctive destination resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. We have focused on the luxury and upscale resort segment because we believe these segments outperform other lodging industry segments, particularly in times of economic downturn.

     Our resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale) and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). We also own and operate two golf clubs located in Florida (Grande Oaks Golf Club in Fort Lauderdale and Naples Grande Golf Club in Naples) that serve as additional amenities to our resorts, as well as components of our exclusive social club, known as the Premier Club. In addition, we own and operate two golf courses in Boca Raton that are part of the Boca Raton Resort & Club.

3. Loss Per Common Share

     Loss per share equals net loss divided by the number of weighted average common shares outstanding. Options to purchase shares of common stock totaling 6.5 million and 6.8 million were outstanding during the three months ended September 30, 2004 and 2003, respectively, but were not included in the computation of loss per share because the effect would be antidilutive.

4. Stock Option Plan

     We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for the options granted under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income, except for certain non-cash compensation expenses associated with the modification in terms of stock option awards, which totaled $453,000 (or $279,000 net of benefit for income taxes) during the three months ended September 30, 2003. The following table summarizes the effect of accounting for stock option awards as if the fair value recognition provisions of Statement of

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

     Financial Accounting Standard (“SFAS”) No. 123, as amended by SFAS No. 148, had been applied for the three months ended September 30, 2004 and 2003 (000’s omitted):

	2004	2003
Net loss as reported	$(15,500)	$(9,532)

Add: total stock based compensation included in the determination of net loss, net of related tax effects	—	279

Less: total stock based compensation determined under fair value based method for awards, net of related tax effects	(394)	(377)

Pro forma net loss	$(15,894)	$(9,630)

Net loss per share – basic and diluted, as reported	$(.39)	$(.24)

Net loss per share – basic and diluted, Pro forma	$(.40)	$(.24)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three months ended September 30:

	2004	2003
Risk free interest rate	1.00%	1.00%
Expected lives	6 years	6 years
Expected volatility	30%	30%

5. Shareholders’ Equity

     The accompanying table sets forth the components of the change in shareholders’ equity for the three months ended September 30, 2004 (000’s omitted):

	Class A		Class B
	Common Stock		Common Stock
	Number		Number				Total
	of		of		Contributed	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, June 30, 2004	39,920	$399	255	$3	$470,586	$78,119	$549,107
Net loss	—	—	—	—	—	(15,500)	(15,500)
Exercise of stock options	99	1	—	—	1,492	—	1,493
Tax deduction associated with exercise of stock options	—	—	—	—	173	—	173

Balance, September 30, 2004	40,019	$400	255	$3	$472,251	$62,619	$535,273

6. Loss on Early Retirement of Debt

     In July 2004 we closed on a new $325.0 million senior credit facility. The senior credit facility consists of a term loan in the principal amount of $200.0 million, which matures in July 2009 and a revolving credit facility in the principal amount of $125.0 million, which expires in July 2007. The interest rate on the new facility is tied to consolidated leverage ratios, but generally ranges from LIBOR plus 225 basis points to 250 basis points on the term loan and from LIBOR plus 175 basis points to 250 basis points on the revolver. The proceeds of the term loan were used in August 2004 to redeem in full our outstanding $190.1 million principal amount of senior subordinated notes payable. As a result, we recorded a loss on the early retirement of debt during the quarter ending September 30, 2004 of approximately $13.1 million, which includes a $9.4 million premium paid to redeem the notes, together with the write-off of $3.7 million in debt issuance costs previously capitalized in connection with the issuance of the notes.

BOCA RESORTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

7. Subsequent Event

     We entered into an Agreement and Plan of Merger, dated as of October 20, 2004 (the “Merger Agreement”), with Baton Holdings Inc., a Delaware corporation (“Parent”), and Baton Acquisition Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into us (the “Merger”), and we will continue as the surviving corporation. Parent and Merger Sub are affiliates of The Blackstone Group. As a result of the Merger, we will become a wholly owned subsidiary of Parent.

     Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of our Class A common stock, par value $.01 per share, and each outstanding share of our Class B common stock, par value $.01 per share (collectively, the “Shares”), other than any Shares owned by us, Merger Sub, Parent or any direct or indirect wholly owned subsidiary of Parent or of us, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, shall be canceled and shall be converted automatically into the right to receive $24.00 in cash, without interest.

     The Merger is conditioned, among other things, on the adoption of the Merger Agreement by our stockholders and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     Concurrent with the execution of the Merger Agreement, H. Wayne Huizenga, the Chairman of our Board of Directors and our Chief Executive Officer and Huizenga Investments Limited Partnership (“HILP”), a Nevada limited partnership controlled by Mr. Huizenga, entered into a Voting Agreement (the “Voting Agreement”) with Parent. Pursuant to the Voting Agreement, Mr. Huizenga has agreed to vote his shares of Class B common stock, which represent approximately 98% of our voting power, in favor of the Merger and against any proposal or action that could reasonably be expected to interfere with the Merger.

     We may terminate the Merger Agreement under certain circumstances, including prior to the adoption of the Merger Agreement by our stockholders if our board of directors determines in good faith, in the exercise of its fiduciary duties, that it has received an unsolicited bona fide “superior proposal”, as defined in the Merger Agreement, and otherwise complies with certain terms of the Merger Agreement (including giving Parent the opportunity to make an offer that is at least as favorable to our stockholders as such “superior proposal”). In connection with such termination we must pay a fee of $38 million to Parent. The Voting Agreement will terminate upon any termination of the Merger Agreement. In certain other circumstances the Merger Agreement provides for Parent or us to pay to the other party a fee of $38 million upon termination of the Merger Agreement.

     The foregoing descriptions of the Merger Agreement and the Voting Agreement (the “Agreements”) do not purport to be complete and are qualified in their entirety by reference to the Agreements, which are filed as exhibits to our Current Report on Form 8-K filed on October 21, 2004 and are incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report may not contain all the information that is important to you and should be read together with the Annual Report on Form 10-K for the fiscal year ended June 30, 2004, including the disclosure relating to critical accounting policies in Management’s Discussion and Analysis. The Securities and Exchange Commission (“SEC”) has requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of our financial position and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Overview

     We are an owner and operator of five distinctive destination resorts located in Florida with hotels, conference facilities, golf courses, spas, marinas and private clubs. We have focused on the luxury and upscale resort segment because we believe these segments outperform other lodging industry segments, particularly in times of economic downturn.

     Our resorts include the Boca Raton Resort & Club (Boca Raton), the Registry Resort at Pelican Bay (Naples), the Edgewater Beach Hotel (Naples), the Hyatt Regency Pier 66 Hotel and Marina (Fort Lauderdale) and the Radisson Bahia Mar Resort and Yachting Center (Fort Lauderdale). We also own and operate two golf clubs located in Florida (Grande Oaks Golf Club in Fort Lauderdale and Naples Grande Golf Club in Naples) that serve as additional amenities to our resorts, as well as, components of our exclusive social club, known as the Premier Club. In addition, we own and operate two golf courses in Boca Raton that are part of the Boca Raton Resort & Club.

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

Business Philosophy

     Our objective is to enhance shareholder value principally through improvements in earnings, cash flow and the quality of our resorts. While management continuously evaluates ownership, acquisition and divestiture alternatives, we continue to pursue internal expansion and development opportunities at our existing properties. See Note 7 of the Condensed Consolidated Financial Statements, which discusses the merger agreement we entered into on October 20, 2004.

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

Hurricanes

     We face a variety of risks relating to travel including disruption caused by natural disaster such as hurricanes, which are common to South Florida. During the three months ended September 30, 2004 Hurricanes Charley, Frances and Jeanne interrupted our business. While we experienced only minor landscaping damage and clean up efforts, we were required to evacuate certain of our resorts as the storms approached landfall, which adversely affected our results of operations.

Historical Results

     The accompanying table sets forth the operating results for the three months ended September 30 (000’s omitted):

	2004	2003
Leisure and recreation revenue	$48,794	$46,989
Operating expenses:
Cost of leisure and recreation services	27,165	26,614
Selling, general and administrative expenses:
Leisure and recreation	18,815	18,865
Corporate	1,652	2,024
Depreciation:
Leisure and recreation	9,174	9,909
Corporate	53	53
Loss on early retirement of debt	13,088	—

Total operating expenses	69,947	57,465

Operating loss:
Leisure and recreation	(6,360)	(8,399)
Corporate	(14,793)	(2,077)

Total operating loss	(21,153)	(10,476)
Interest and other income	106	59
Interest expense	(4,156)	(5,082)

Loss before benefit for income taxes	(25,203)	(15,499)
Benefit for income taxes	9,703	5,967

Net loss	$(15,500)	$(9,532)

Net cash provided by operating activities	$2,929	$13,008

Net cash used in investing activities	$(5,668)	$(11,447)

Net cash used in financing activities	$(2,435)	$(2,473)

     We derive all significant revenue from a single line of business, hotel and resort real estate ownership, which we characterize as leisure and recreation revenue. Corporate expenses have been segregated in the preceding table and in the accompanying discussion because they largely relate to public company compliance costs and corporate governance expenses.

     The accompanying table sets forth additional operating data for the three months ended September 30 (000’s omitted, except operating statistics):

	2004	2003	% Change
Revenue:
Room revenue	$17,431	$16,297	7%
Non-room related revenue	31,363	30,692	2%

Total leisure and recreation revenue	$48,794	$46,989	4%

Operating Statistics:
Available room nights	213,072	213,164	—
Average daily rate	$136.55	$132.61	3%
Occupancy	59.9%	57.7%	4%
Room revenue per available room	$81.81	$76.45	7%
Total leisure and recreation revenue per available room	$229.01	$220.43	4%

Leisure and Recreation Revenue

     We generate a diversified stream of revenue. Leisure and recreation revenue totaled $48.8 million and $47.0 million for the three months ended September 30, 2004 and 2003, respectively. Non-room revenue, which represented over 60% of leisure and recreation revenue for each period presented, was derived from sources such as food and beverage sales, yachting and marina revenue, spa revenue, golf revenue, Premier Club membership fees and dues, retail sales and other resort amenities.

     The $1.8 million increase in revenue for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, resulted from increases in occupancy at each of our properties (contributing $650,000 of the increase to revenue), increases to average daily rate (contributing $484,000 of the increase to revenue), as well as increased revenue derived from non-room sources such as food and beverage revenue, yachting and marina revenue, and spa revenue (contributing $671,000 of the increase to revenue). We believe increases in resort occupancy and rate are largely the result of an improving economic landscape, significant property enhancements, the high quality of our assets, our commitment to quality customer service resulting in strong guest loyalty and a favorable market mix that combines high-end leisure travelers and corporate groups.

Leisure and Recreation Operating Expenses

     Cost of leisure and recreation services totaled $27.2 million, or 56% of revenue, for the three months ended September 30, 2004, compared to cost of leisure and recreation services of $26.6 million, or 57% of revenue, for the three months ended September 30, 2003. Cost of leisure and recreation services primarily consisted of direct costs to service rooms, marinas, food and beverage operations, retail establishments, spas and other amenities at the resorts.

     Leisure and recreation selling, general and administrative expenses (“S,G&A”) totaled $18.8 million, or 39% of revenue, for the three months ended September 30, 2004, compared to S,G&A of $18.9 million, or 40% of revenue, for the three months ended September 30, 2003. Leisure and recreation S,G&A primarily consisted of utility and property maintenance costs, real estate taxes, property and casualty insurance, franchise agreement fees, sales and marketing expenses and administrative salaries and expenses.

     Leisure and recreation depreciation expense totaled $9.2 million and $9.9 million for the three months ended September 30, 2004 and 2003, respectively. The decrease in depreciation expense for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, was primarily because certain furniture, furnishings and equipment, which was assigned a seven year estimated life (upon acquisition of certain resorts), became fully depreciated during the three months ended June 30, 2004.

Corporate General and Administrative Expenses and Corporate Depreciation Expense

     Corporate general and administrative expenses totaled $1.7 million and $2.0 million for the three months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2003, corporate general and administrative expenses included certain non-cash compensation expenses associated with the modification in terms of stock option awards, which totaled $453,000.

     Corporate depreciation expense totaled $53,000 for both the three months ended September 30, 2004 and 2003 and represents depreciation on corporate furniture and equipment.

Loss on Early Retirement of Debt

     In July 2004 we closed on a new $325.0 million senior credit facility. The senior credit facility consists of a term loan in the principal amount of $200.0 million, which matures in July 2009 and a revolving credit facility in the principal amount of $125.0 million, which expires in July 2007. The proceeds of the term loan were used in August 2004 to redeem in full our outstanding $190.1 million principal amount of senior subordinated notes payable. As a result, we recorded a loss on the early retirement of debt during the quarter ending September 30, 2004 of approximately $13.1 million, which includes a $9.4 million premium paid to redeem the notes, together with the write-off of $3.7 million in debt issuance costs previously capitalized in connection with the issuance of the notes.

Interest Expense

     Interest expense totaled $4.2 million and $5.1 million for the three months ended September 30, 2004 and 2003, respectively. The decrease in interest expense was primarily because we retired our outstanding 9.875% senior subordinated notes on August 27, 2004 following the completion of a lower-cost financing. See Note 6.

Benefit for Income Taxes

     We recorded a benefit for income taxes totaling $9.7 million, or 38.5% of pretax loss, and $6.0 million, or 38.5% of pretax loss, for the three months ended September 30, 2004 and 2003, respectively.

Net Loss

     Net loss totaled $15.5 million and $9.5 million for the three months ended September 30, 2004 and 2003, respectively. Leisure and recreation revenue and gross margins increased following gains in occupancy and average daily rate despite disruption caused by Hurricanes Charley, Frances and Jeanne. However, the improvement in operating results derived from core operations was more than offset by a $13.1 million loss on the early retirement of debt.

Liquidity and Capital Resources

     Unrestricted cash and cash equivalents decreased to $42.4 million at September 30, 2004, from $47.6 million at June 30, 2004. The major components of the change are discussed below.

Net Cash Provided by Operating Activities

     Net cash provided by operating activities totaled $2.9 million and $13.0 million for the three months ended September 30, 2004 and 2003, respectively. The decrease in net cash provided by operating activities for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, was primarily because we retired our outstanding senior subordinated notes payable in August 2004 and paid accrued interest totaling $6.9 million associated with such notes. Interest on the notes would have otherwise been paid on October 15 (interest on the notes was paid semi-annually on October 15 and April 15).

Net Cash Used In Investing Activities

     Net cash used in investing activities totaled $5.7 million and $11.4 million for the three months ended September 30, 2004 and 2003, respectively, and primarily relate to capital expenditures.

     During the three months ended September 30, 2003 capital expenditures included the final stages of a marina renovation at the Bahia Mar Resort and Yachting Center. This extensive marina renovation, which was funded substantially from operations, results in a state-of-the art yachting center with 245 reconfigured boat slips, sized to accommodate larger yachts ranging from 80 feet to over 200 feet, without reducing the rentable linear feet. We were also working on a number of smaller initiatives during the three-month period including the renovation of the pool area at the Boca Raton Resort & Club and new themed restaurants at Pier 66 Resort and Marina and at Registry Resort.

Net Cash Used in Financing Activities

     Net cash used in financing activities totaled $2.4 million and $2.5 million during the three months ended September 30, 2004 and 2003, respectively. Financing activities for the periods primarily includes borrowings, net of repayments, under credit agreements, proceeds from the exercise of stock options, as well as costs paid in connection with the origination and extinguishment of debt.

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

     In July 2004 we closed on a new $325.0 million senior credit facility. The senior credit facility consists of a term loan in the principal amount of $200.0 million, which matures in July 2009 and a revolving credit facility in the principal amount of $125.0 million, which expires in July 2007. The proceeds of the term loan were used in August 2004 to redeem in full our outstanding $190.1 million principal amount of senior subordinated notes payable. As a result, we recorded a loss on the early retirement of debt during the quarter ending September 30, 2004 of approximately $13.1 million, which includes a $9.4 million premium paid to redeem the notes, together with the write-off of $3.7 million in debt issuance costs previously capitalized in connection with the issuance of the notes. The $125.0 million revolving credit facility replaces our previous revolver, which was scheduled to mature in June 2005. We have no borrowings under the new revolving credit facility. As a result of our cash on hand, our availability under the new revolving credit facility and expected cash from operations over the ensuing year, we believe we have sufficient funds to continue our capital maintenance and expansion plans and support on-going operations, including meeting debt service obligations as they come due.

Off-Balance Sheet Arrangements

     Off-balance sheet arrangements, as defined by the SEC, include certain transactions, agreements or other contractual arrangements pursuant to which a company has any obligation under certain guarantee contracts, certain retained or contingent interests in assets transferred to an unconsolidated entity, any obligation under certain derivative investments, or any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support or engages in leasing, hedging or research and development services with us. We generally do not enter into off-balance sheet arrangements, other than those described in our Annual report on Form 10-K for the fiscal year ended June 30, 2004 relating to operating leases and commitments outstanding for capital expenditures under purchase orders and contracts. There has been no material change in our off-balance sheet arrangements from June 30, 2004.

Contractual Obligations

     There has been no material change in our contractual obligations under operating leases from that disclosed in our Annual Report on Form 10-K for the year ended June 30, 2004. We are also obligated to make future payments under our new senior credit facility. The following table sets forth our contractual debt obligations as of September 30, 2004 (000 omitted):

	2004	2005	2006	2007	2008	Thereafter	Total
Term loan pursuant to senior credit facility	$—	$—	$—	$—	$—	$200,000	$200,000

Financial Condition

     Significant changes in balance sheet data from June 30, 2004 to September 30, 2004 are discussed below.

Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses decreased to $26.5 million at September 30, 2004, from $30.7 million at June 30, 2004. The decrease in accounts payable and accrued expenses was primarily the result of a $3.9 million decrease in accrued interest on our senior subordinated notes. At September 30, 2004, there was no accrual for interest on the notes since they were fully redeemed in August 2004. At June 30, 2004, the accrual for interest totaled $3.9 million (and represented interest for 76 days on $190.1 million outstanding notes).

Current Portion of Deferred Revenue and Advance Deposits

     Current portion of deferred revenue and advance deposits increased to $33.8 million at September 30, 2004, from $26.1 million at June 30, 2004. The increase substantially related to the receipt of annual Premier Club dues at the Boca Raton Resort & Club. We bill such annual Premier Club dues in August of each year. The annual dues are being recognized as revenue ratably over the membership year, which commenced on October 1.

Working Capital

     Current assets exceeded current liabilities by $17.9 million and $27.6 million at September 30, 2004 and June 30, 2004, respectively. The decrease in working capital is primarily because we collected annual Premier Club dues associated with the Boca Raton Resort & Club and such dues are reflected as deferred revenue on the accompanying Condensed Consolidated Balance Sheet as September 30, 2004. Deferred revenue will be relieved (and revenue recognized) ratably over the membership year, which commenced on October 1.

Forward-Looking Statements

     Some of the information in this report contains forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “continue” or other similar words. These statements discuss future expectations (including those related to the expected completion and timing of the merger and other information relating to the merger), contain projections of results of operations or of financial position or state other “forward-looking” information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors include certain known and unknown risks and uncertainties, and could cause our actual results to differ materially from those contained in any forward-looking statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a number of financial market risks in the ordinary course of business. Our primary financial market risk exposure pertains to changes in interest rates. We have examined exposures to these risks and concluded that none of the exposures are material to cash flows or earnings. As of September 30, 2004 and June 30, 2004, we have no financial instruments in place to manage the impact of changes in interest rates. However, under the terms of our $325.0 million senior credit facility we are obligated to purchase interest rate caps or fixed rate swaps on the amount of our indebtedness that accrues interest at a variable rate in excess of $250.0 million.

Item 4. Controls and Procedures

     As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chairman of the board (our principal executive officer) and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our periodic filings with SEC is effectively recorded, processed and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the foregoing, our chairman of the board and chief financial officer concluded as of September 30, 2004 that our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. Additionally, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Part II – Other Information

Item 1. Legal Proceedings

     We are not currently involved in any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits.

Exhibits		Description Of Exhibit

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - H. Wayne Huizenga.
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Wayne Moor.
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOCA RESORTS, INC.
Date: November 8, 2004	By:	WAYNE MOOR
Wayne Moor
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

By:	MARYJO FINOCCHIARO
MaryJo Finocchiaro
Vice President and Corporate Controller (Principal Accounting Officer)